Form 10-Q
period 2000-06-30
CORNERSTONE REALTY FUND LLC
filed 2000-08-14
CIK 1073149

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______________ TO ____________


Commission File Number   333-76609

                          CORNERSTONE REALTY FUND, LLC
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         California                                 33-0827161
------------------------------------            ------------------------------
(State or other jurisdiction                       (IRS Employer
of incorporation or organization)                Identification No.)

        4590 MACARTHUR BLVD., SUITE 610, NEWPORT BEACH, CALIFORNIA 92660
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  949-852-1007
                           --------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 Not Applicable
-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---

         As of August 10, 2000, the Company had no units of membership interest issued and outstanding.


PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
ITEM 1.     FINANCIAL STATEMENTS

CORNERSTONE REALTY FUND, LLC

Condensed Balance Sheets at June 30, 2000 and December 31, 1999.................................................F-1

Condensed Statements of Operations for the Three Months ended June 30, 2000 and
  June 30, 1999 and the Six Months ended June 30, 2000 and June 30, 1999........................................F-2

Condensed Statements of Cash Flows for the Six Months ended June 30, 2000 and June 30, 1999 ............................................................................................F-3

Notes to Condensed Financial Statements ........................................................................F-4

CORNERSTONE INDUSTRIAL PROPERTIES, LLC

Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999....................................F-6

Notes to Condensed Consolidated Balance Sheets .................................................................F-7


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                          CORNERSTONE REALTY FUND, LLC
                                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                                            CONDENSED BALANCE SHEETS


                                                     ASSETS

                                                                                JUNE 30, 2000    DECEMBER 31, 1999
                                                                            ----------------------------------------
                                                                                 (UNAUDITED)
Office equipment, less accumulated depreciation of $1,035 in 2000 and
   $751 in 1999..........................................................      $     1,819           $     2,103
Deferred offering costs..................................................          350,616               178,350
                                                                            ----------------------------------------
Total assets.............................................................      $   352,435           $   180,453
                                                                            ========================================

                        LIABILITIES AND MEMBERS' DEFICIT

Current liabilities
   Accounts payable......................................................      $    39,888           $     5,235
   Advances payable to managing member...................................          579,377               401,988
                                                                            ----------------------------------------
                                                                                   619,265               407,223
Members' deficit (100,000 units authorized, none issued or outstanding)..         (266,830)             (226,770)
                                                                            ----------------------------------------
Total liabilities and members' deficit...................................      $   352,435           $   180,453
                                                                            ========================================


    The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                                 2000               1999              2000             1999
                                        ---------------------------------------------------------------------------
Expenses
   General and administrative
     expenses........................      $     17,029          $      6,506     $     45,977      $     18,880
   Consulting fees to related party..            29,242                16,234           60,148            32,627
   Interest expense on advances
     payable to member...............             7,649                 4,645           18,803             7,177
                                        ---------------------------------------------------------------------------
   Net loss..........................      $    (53,920)         $    (27,385)    $   (124,928)     $    (58,684)
                                        ===========================================================================

    The accompanying notes are an integral part of these financial statements.

                                        CORNERSTONE REALTY FUND, LLC
                                  (A CALIFORNIA LIMITED LIABILITY COMPANY)

                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      2000              1999
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net loss....................................................................       $   (124,928)    $    (58,684)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation...........................................................                284              230
     Changes in operating assets and liabilities
              Accounts payable..............................................             34,653          (23,605)
                                                                                ------------------------------------
Net cash used in operating activities.......................................            (89,991)         (82,059)

FINANCING ACTIVITIES
Deferred offering costs.....................................................           (172,266)         (54,310)
Advances from managing member...............................................            177,389          136,369
Capital contributions.......................................................             84,868                -
                                                                                ------------------------------------
Net cash provided by financing activities                                                89,991           82,059
                                                                                ------------------------------------

Net change in cash..........................................................                  -                -

Cash at beginning of period.................................................                  -                -
                                                                                ------------------------------------

Cash at end of period.......................................................       $          -     $          -
                                                                                ====================================


    The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. ORGANIZATION AND BUSINESS

         Cornerstone Realty Fund, LLC, a California limited liability company (the "Fund") (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998. The members of Fund are Cornerstone Industrial Properties, LLC, a California limited liability company ("CIP"), as the managing member and Terry G. Roussel, an individual. The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties. The Fund intends to issue and sell in a public offering equity interests ("units") in the Fund and to admit the new unitholders as members of the Fund.

         The Fund is currently dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they come due. The managing member intends to continue providing such capital contributions and advances until the initial closing of the Fund's public offering, at which time management believes the fund will have sufficient cash to meet its obligations as they come due.

         Each member's liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in Cornerstone Realty Fund's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 14, 2000.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. RELATED PARTY TRANSACTIONS

         In order to fund its initial operating costs, the Fund has received unsecured advances amounting to $579,377 from CIP through June 30, 2000. These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $7,649 and $4,645 during the three months ended June 30, 2000 and 1999, respectively, and $18,803 and $7,177 during the six months ended June 30, 2000 and 1999, respectively, was incurred on these advances. The accrued interest incurred through June 30, 2000 has been added to the advances payable balance. These advances and accrued interest are expected to be repaid with proceeds from the planned offering of units. During the three months ended June 30, 2000, $84,868 in advances were forgiven and accounted for as a capital contribution to the Fund.

         During the three months ended June 30, 2000 and 1999, $29,242 and $16,234, respectively, and during the six months ended June 30, 2000 and 1999, $60,148 and $32,627, respectively, was paid to employees of CIP's managing member for services related to the planned offering of units.

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    DECEMBER 31,
                                                                               JUNE 30, 2000            1999
                                                                          ------------------------------------------
                                                                                (UNAUDITED)
Current assets
   Cash................................................................      $      20,278          $     117,497
   Prepaid rent........................................................              1,200                      -
   Marketable equity securities........................................          1,143,553              1,034,580
                                                                          ----------------------------------------
Total current assets...................................................          1,165,031              1,152,077

Office equipment, less accumulated depreciation of $893 in 2000 and
   $751 in 1999........................................................              5,811                  2,103
Security deposits......................................................              7,847                      -
Deferred offering costs................................................            560,411                325,774
                                                                          ----------------------------------------
Total assets...........................................................      $   1,739,100          $   1,479,954
                                                                          ==========================================

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
   Accounts payable....................................................      $      73,018          $      10,384
   Advances payable to member..........................................             10,794                 45,837
                                                                          ------------------------------------------
                                                                                    83,812                 56,221

Members' capital.......................................................          1,770,823              1,533,187
   Member's capital contribution note..................................           (115,535)              (109,454)
                                                                          ------------------------------------------
   Member's capital, net...............................................          1,655,288              1,423,733
                                                                          ------------------------------------------
Total liabilities and members' capital.................................      $   1,739,100          $   1,479,954
                                                                          ==========================================

   The accompanying notes are an integral part of these financial statements.

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

           NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


1. ORGANIZATION AND BUSINESS

         Cornerstone Industrial Properties, LLC, a California limited liability Company (the "Company"), was formed on February 5, 1999. The managing member is Cornerstone Ventures, Inc., a California corporation ("Ventures"). The purpose of the Company is to sponsor, organize and serve as the managing member of Cornerstone Realty Fund, LLC, a California limited liability company ("Fund I"), and Cornerstone Realty Fund II, LLC, a California limited liability company ("Fund II") (collectively, the "Funds"). The purpose of the Funds is to acquire, operate and sell multi-tenant industrial properties.

         Each member's liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Company shall continue until December 31, 2033, unless terminated sooner pursuant to the operating agreement.

2. BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed consolidated balance sheets have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and footnotes and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not disclose all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.

         The balance sheet at December 31, 1999 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in Cornerstone Realty Fund's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 14, 2000.

MARKETABLE EQUITY SECURITIES AND MEMBERS' CAPITAL

         Marketable equity securities consist of common stock investments. Marketable equity securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of members' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method. As of June 30, 2000 and December 31, 1999, all marketable equity securities are classified as trading securities and are carried on the balance sheet at their aggregate fair value. The cost of and unrealized gain on these securities are $973,895 and $169,658, respectively at June 30, 2000 and $1,007,600 and $26,980, respectively, at December 31, 1999.
The marketable equity securities were contributed to the Company by certain members as their capital contributions. The purpose of the contributions was to maintain the Company's net worth as specified in the operating agreement, as amended. The operating agreement requires that the securities be held in segregated accounts of the Company ("Special Accounts") apart from other assets and that the Special Accounts are not to be used by the Company for any purpose other than to maintain the Company's net worth as specified in operating agreement. If any of the assets in the Special Accounts are used to pay Company expenses or fund any of the Company's investees, the funds withdrawn are to earn interest at the prevailing prime commercial lending rate plus two percentage points. Any amounts withdrawn from the Special Accounts, plus interest thereon, is to be repaid into the Special Accounts prior to any other payments or distributions to the members. The funds in the Special Accounts are to be invested at the direction of the contributing members or their designees. In the event that the aggregate fair market value of the assets held in any Special Account is less than the initial capital contribution of the contributing member, then the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member's equity ownership percentage as specified in the operating agreement. Any member that contributed into a Special Account may request a distribution of all of the balance in the account upon 120 days notice. The Company is obligated to distribute the balance if it is able to secure an equal amount of replacement capital from an existing or new member, otherwise, the Company is not obligated to distribute such balances to the requesting member.

DEFERRED OFFERING COSTS

         Specific incremental costs incurred in connection with the offering of membership units in the Funds are deferred and charged against the gross proceeds of the related offerings. Deferred costs related to aborted offerings are expensed in the period the offering is aborted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY

         The fund is in the organizational stage. The fund's organizational activities have been financed to date through advances from Cornerstone Industrial Properties, LLC, the fund's managing member. The fund will continue to incur organizational and offering expenses until it has completed the sale of the units in the fund's initial public offering. The fund is currently dependent on its ability to obtain capital contributions and advances in order for it to meet its obligations as they become due. The managing member believes that it has sufficient liquid assets available to finance all capital contributions that will be required to pay for the fund's obligations as they come due prior to the closing of the minimum offering (see the managing member's balance sheet included elsewhere in this quarterly report on Form 10-Q). In the event that the managing member does not have sufficient liquid assets, the terms of its operating agreement indicate that its members may be asked to make additional contributions; however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance. In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the percentage interest of its non-contributing members.

         Provided the fund is able to sell the minimum offering of 6,000 units, the fund will use the gross offering proceeds received from the sale of units to pay offering and other organizational expenses and to reimburse the managing member for amounts advanced for organizational and other expenses. Any such expenses incurred by the managing member on behalf of the fund, that are not reimbursed by the fund, will be reflected as a capital contribution to the fund by the managing member with an offsetting expense recognized in the fund's statement of operations.

CAPITAL RESOURCES

         The fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves. The fund has not identified any properties which it may purchase and has not made any material commitment for capital expenditures.

RESULTS OF OPERATIONS

         The fund is in the organizational stage and the fund has generated no revenues. The fund's expenses, including interest on advances, aggregated $53,920 and $27,385 for the three months ended June 30, 2000 and 1999, respectively, and aggregated $124,928 and $58,684 for the six months ended June 30, 2000 and 1999, respectively. Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.

FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2000, the fund had $597,377 in unsecured advances payable to its managing member. These advances have no specified maturity date and bear interest at the prevailing prime commercial lending rate plus two percentage points and, accordingly, are subject to interest rate fluctuations.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Inapplicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Inapplicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Inapplicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Inapplicable.

ITEM 5.           OTHER INFORMATION.

                  Inapplicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  27.1     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2000            CORNERSTONE REALTY FUND, LLC

                           By: CORNERSTONE INDUSTRIAL PARTNERS, LLC
                                    Its Managing Member

                               By:  CORNERSTONE VENTURES, INC.
                                    Its Manager


                                    By: /s/ TERRY G. ROUSSEL
                                        ------------------------------------
                                          Terry G. Roussel, President
                                          (Principal Executive Officer
                                          Principal and Financial Officer)