Form 10-Q
period 2000-09-30
CORNERSTONE REALTY FUND LLC
filed 2000-11-13
CIK 1073149

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number   333-76609
                       -------------

                          CORNERSTONE REALTY FUND, LLC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           California                                 33-0827161
----------------------------------      ---------------------------------------
(State or other jurisdiction            (IRS Employer
of incorporation or organization)       Identification No.)

        4590 MACARTHUR BLVD., SUITE 610, NEWPORT BEACH, CALIFORNIA 92660
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  949-852-1007
                          -----------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---

         As of November 6, 2000, the Company had no units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
ITEM 1.           FINANCIAL STATEMENTS

CORNERSTONE REALTY FUND, LLC
Condensed Balance Sheets at September 30, 2000 and December 31, 1999....................2

Condensed Statements of Operations for the Three Months
  ended September 30, 2000 and September 30, 1999 and the Nine Months
  ended September 30, 2000 and September 30, 1999.......................................3

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2000 and September 30, 1999 ...............................................................4

Notes to Condensed Financial Statements ................................................5

CORNERSTONE INDUSTRIAL PROPERTIES, LLC

Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.......7

Notes to Condensed Consolidated Balance Sheets .........................................8

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2000          1999
                                                                        --------------------------
                                                                         (UNAUDITED)

Cash ..................................................................   $   4,500    $    --
Office equipment, less accumulated depreciation of $1,177 in 2000
   and $751 in 1999 ...................................................       1,677        2,103
Deferred offering costs ...............................................     477,641      178,350
                                                                          ---------    ---------
Total assets ..........................................................   $ 483,818    $ 180,453
                                                                          =========    =========

                        LIABILITIES AND MEMBERS' DEFICIT

Current liabilities

   Accounts payable ...................................................   $ 114,740    $   5,235
   Advances payable to managing member ................................     663,986      401,988
                                                                          ---------    ---------
                                                                            778,726      407,223
Members' deficit (100,000 units authorized, none issued or outstanding)    (294,908)    (226,770)
                                                                          ---------    ---------
Total liabilities and members' deficit ................................   $ 483,818    $ 180,453
                                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                          2000        1999          2000        1999
                                       ------------------------------------------------
Expenses
General and administrative expenses    $  12,956    $  15,145    $  58,933    $  34,025
Consulting fees to related party ...       2,691       27,517       62,839       60,144
Interest expense on advances payable
  to member ........................      16,931        5,519       35,734       12,696
                                       ---------    ---------    ---------    ---------
Net loss ...........................   $ (32,578)   $ (48,181)   $(157,506)   $(106,865)
                                       =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                 2000        1999
                                                                              ----------------------
OPERATING ACTIVITIES

Net loss ..................................................................   $(157,506)   $(106,865)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .........................................................         426          345
     Changes in operating assets and liabilities
              Accounts payable ............................................     109,505      (44,692)
                                                                              ---------    ---------
Net cash used in operating activities .....................................     (47,575)    (151,212)
                                                                              ---------    ---------

FINANCING ACTIVITIES
Deferred offering costs ...................................................    (299,291)     (84,256)
Advances from managing member .............................................     261,998      235,468
Capital contributions .....................................................      89,368         --
                                                                              ---------    ---------
Net cash provided by financing activities .................................      52,075      151,212
                                                                              ---------    ---------

Net change in cash ........................................................       4,500         --

Cash at beginning of period ...............................................        --           --
                                                                              ---------    ---------

Cash at end of period .....................................................   $   4,500    $    --
                                                                              =========    =========


   The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. ORGANIZATION AND BUSINESS

         Cornerstone Realty Fund, LLC, a California Limited Liability Company (the "Fund") (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998. The members of the Fund are Cornerstone Industrial Properties, LLC, a California Limited Liability Company ("CIP"), as the managing member, and Terry G. Roussel, an individual. The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties. The Fund intends to issue and sell in a public offering equity interests ("units") in the Fund and to admit the new unitholders as members of the Fund.

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

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in Cornerstone Realty Fund's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on June 14, 2000.

3. RELATED PARTY TRANSACTIONS

         In order to fund its initial operating costs, the Fund has received unsecured advances amounting to $663,986 from CIP through September 30, 2000. These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $16,931 and $5,519 during the three months ended September 30, 2000 and 1999, respectively, and $35,734 and $12,696 during the nine months ended September 30, 2000 and 1999, respectively, was incurred on these advances. The accrued interest incurred through September 30, 2000 has been added to the advances payable balance. These advances and accrued interest are expected to be repaid with proceeds from the planned offering of units. During the nine months ended September 30, 2000, $84,868 in advances were forgiven and accounted for as a capital contribution to the Fund.

         During the three months ended September 30, 2000 and 1999, $2,691 and $27,517, respectively, and during the nine months ended September 30, 2000 and 1999, $62,839 and $60,144, respectively, was paid to employees of CIP's managing member for services related to the planned offering of units.

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   2000               1999
                                                                              ------------------------------------
                                                                                (UNAUDITED)
Current assets
   Cash ..................................................................      $    69,501       $   117,497
   Prepaid rent ..........................................................            1,298              --
   Marketable equity securities ..........................................        1,130,879         1,034,580
                                                                                -----------       -----------
Total current assets .....................................................        1,201,678         1,152,077

Office equipment, less accumulated depreciation of $1,280 in 2000 and $751
   in 1999 ...............................................................           14,382             2,103
Security deposits ........................................................            7,848              --
Deferred offering costs ..................................................          674,174           325,774
                                                                                -----------       -----------
Total assets .............................................................      $ 1,898,082       $ 1,479,954
                                                                                ===========       ===========

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities

   Accounts payable ......................................................      $   152,220       $    10,384
   Advances payable to member ............................................           49,502            45,837
                                                                                -----------       -----------
                                                                                    201,722            56,221

Members' capital .........................................................        1,815,341         1,533,187
   Members' capital contribution note ....................................         (118,981)         (109,454)
                                                                                -----------       -----------
   Members' capital, net .................................................        1,696,360         1,423,733
                                                                                -----------       -----------
Total liabilities and members' capital ...................................      $ 1,898,082       $ 1,479,954
                                                                                ===========       ===========


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

MARKETABLE EQUITY SECURITIES AND MEMBERS' CAPITAL

         Marketable equity securities consist of common stock investments. Marketable equity securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of members' capital. The cost of investments sold is determined on the specific identification or the first-in, first-out method. As of September 30, 2000 and December 31, 1999, all marketable equity securities are classified as trading securities and are carried on the balance sheet at their aggregate fair value. The cost of and unrealized gain on these securities are $1,003,636 and $127,243, respectively, at September 30, 2000, and $1,007,600 and $26,980, respectively, at December 31, 1999. The marketable equity securities were contributed to the Company by certain members as their capital contributions. The purpose of the contributions was to maintain the Company's net worth as specified in the operating agreement, as amended. The operating agreement requires that the securities be held in segregated accounts of the Company ("Special Accounts") apart from other assets and that the Special Accounts are not to be used by the Company for any purpose other than to maintain the Company's net worth as specified in the operating agreement. If any of the assets in the Special Accounts are used to pay Company expenses or fund any of the Company's investees, the funds withdrawn are to earn interest at the prevailing prime commercial lending rate plus two percentage points. Any amounts withdrawn from the Special Accounts, plus interest thereon, are to be repaid into the Special Accounts prior to any other payments or distributions to the members. The funds in the Special Accounts are to be invested at the direction of the contributing members or their designees. In the event that the aggregate fair market value of the assets held in any Special Account is less than the initial capital contribution of the contributing member, then the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member's equity ownership percentage as specified in the operating agreement. Any member that contributed into a Special Account may request a distribution of all of the balance in the account upon 120 days notice. The Company is obligated to distribute the balance if it is able to secure an equal amount of replacement capital from an existing or new member, otherwise, the Company is not obligated to distribute such balances to the requesting member.

DEFERRED OFFERING COSTS

         Specific incremental costs incurred in connection with the offering of membership units in the Funds are deferred and charged against the gross proceeds of the related offerings. Deferred costs related to aborted offerings are expensed in the period the offering is aborted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

         The fund is in the organizational stage and the fund has generated no revenues. The fund's expenses, including interest on advances, aggregated $32,578 and $48,181 for the three months ended September 30, 2000 and 1999, respectively, and aggregated $157,506 and $106,865 for the nine months ended September 30, 2000 and 1999, respectively. Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2000, the fund had $663,986 in unsecured advances payable to its managing member. These advances have no specified maturity date and bear interest at the prevailing prime commercial lending rate plus two percentage points and, accordingly, are subject to interest rate fluctuations.

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

November 13, 2000          CORNERSTONE REALTY FUND, LLC

                    By: CORNERSTONE INDUSTRIAL PARTNERS, LLC
                               Its Managing Member

                        By:    CORNERSTONE VENTURES, INC.
                               Its Manager

                               By:  /s/ TERRY G. ROUSSEL
                                  -----------------------------------
                                        Terry G. Roussel, President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)