Form 10-K405
period 2000-12-31
CORNERSTONE REALTY FUND LLC
filed 2001-04-16
CIK 1073149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from _________________ to _________________



COMMISSION FILE NUMBER:  333-76609
                       ---------------------------------------------------------

                          CORNERSTONE REALTY FUND, LLC
--------------------------------------------------------------------------------
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

           California                                   33-0827161
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 4590 MacArthur Blvd, Suite 610, Newport Beach, CA                   92660
--------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)  (949) 852-1007
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class               Name of each exchange on which registered
--------------------------------------------------------------------------------
           None                                           None


Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    -------

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $0 as of March 31, 2001 based upon the price at which the units of membership interest were sold.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

         Cornerstone Realty Fund, LLC is a California limited liability company which will invest in multi-tenant industrial business parks catering to small business tenants. The fund intends to purchase properties on an all cash basis and will not use debt financing. The fund intends to purchase existing, leased properties located in major metropolitan areas in the United States.

         The fund's managing member is Cornerstone Industrial Properties, LLC, a California limited liability company. The fund's managing member is managed by Cornerstone Ventures, Inc. Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

         On July 19, 2000, the fund commenced a public offering of its units of membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The fund seeks to raise a minimum amount of $3,000,000 and a maximum amount of $25,000,000. The managing member has the right to have the fund raise up to an additional $25,000,000.

         The fund has not yet raised the minimum amount and the fund has not acquired any properties.

NARRATIVE DESCRIPTION OF BUSINESS.

         The fund is a real estate fund that intends to seek positive return on investment through the acquisition, management and sale of multi-tenant industrial business parks. The fund intends to acquire and operate a diversified portfolio of existing, leased multi-tenant industrial business parks catering to the small business tenant. The managing member believes that investment opportunities in multi-tenant industrial business parks are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge and experience in a specific geographic area. The fund believes it offers investors a unique opportunity to participate in an asset class under-looked by most investors, with a sharing arrangement which aligns closely with the investors.

         The properties the fund will acquire will cater to the small business tenant and have lease terms averaging two to three years. During economic conditions when rental rates are rising rapidly, these relatively short-term leases should allow the fund to increase rental income at a faster rate than on properties with longer-term leases. This occurs at times when the annual rental rate increases provided for in existing leases are less than the actual level of growth in market rents.

         The fund intends to purchase properties located in major metropolitan areas throughout the United States. The fund will emphasize the acquisition of properties in geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings. The fund will attempt to acquire the highest quality properties available in the highest demand locations.

         The fund will acquire properties that are currently existing and generating income from rental operations. The fund will not develop new properties or acquire raw land.

         The fund will attempt to acquire properties at prices below what the managing member estimates the new development cost of a similar property located within the same competitive geographic area to be. In stabilized market areas where tenant demand for space is high, when a tenant's lease expires, the tenant may not be able to find a competitive space to rent. In high tenant demand locations, rental rates and property values should eventually increase to the levels necessary to justify the construction of competitive properties. The increase in rental rates and property values is expected to occur to balance out the high levels of tenant demand for space as compared to the restricted amounts of available space for a tenant to choose from. If this occurs, the fund could experience financial gain as a result of having acquired properties at prices below their new development cost.

MULTI-TENANT INDUSTRIAL BUSINESS PARKS.

         Multi-tenant industrial business parks comprise one of the major segments of the commercial real estate market on a nationwide basis. These properties contain a large number of diversified tenants and differ from large warehouse and manufacturing buildings which rely on a single tenant. Multi-tenant industrial business parks are ideal for small businesses that require both office and warehouse space. This combination of office and warehouse space cannot generally be met in other commercial property types. Multi-tenant industrial business park tenants come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, computer technology, general office/warehouse, wholesale, service, high-tech and other fields. These properties diversify revenue by generating rental income from multiple businesses instead of relying on one or two large tenants.

         Of all businesses in the United States, approximately 80% are classified as "small business." Office parks serve businesses that are generally service oriented. Industrial parks accommodate businesses that need both office and warehouse space. The primary difference between these two types of buildings is the percentage of office space within a given unit. We will acquire multi-tenant industrial business parks with varying percentages of interior office improvements. We may acquire properties with interior office improvements approaching 100% which will have limited or no warehouse or assembly space.

         The typical multi-tenant industrial business park includes 100,000 square feet of rentable space with rental unit sizes ranging from 500 square feet to 30,000 square feet. This type of property accommodates tenant's growth patterns. For example, a 1,200 square foot tenant may grow to 2,400 square feet by leasing the adjacent unit. This flexibility diversifies the owner's risk of losing a tenant as the tenant's business grows. A single-tenant industrial building cannot accommodate a tenant's growth.

         One of the most attractive features of multi-tenant industrial business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants. A multi-tenant industrial business park is the first home for many small businesses. In good economic times, new businesses are forming and existing businesses are growing. Multi-tenant industrial business parks can accommodate this growth via a tenant's expansion into multiple units. It is not uncommon to see a tenant occupy 2 to 4 units as its business expands. In difficult economic times, a tenant's space requirements often contract. Many tenants who previously outgrew their space in a multi-tenant industrial business park, move back during periods of contraction since they can no longer afford the larger facility they leased. Tenants move through this type of property in growing and declining economies.

         These factors contribute to the advantage of shorter lease terms inherent in multi-tenant industrial business parks. Lease terms generally range from month-to-month to 5 years. The average lease term is 2 to 3 years. Leasing activity is typically more diversified with smaller-size tenants. The managing member views regularly expiring leases with varying lease terms as an attractive diversification feature of multi-tenant industrial business parks. The most significant benefit of shorter term leases is that we can adjust the rents upward to market more rapidly in an upward trending market. In a downward trending rental rate market, tenants tend to renegotiate lease terms downward whether or not they have entered into long-term leases. Leasing for properties that we purchase will contain stipulated rent escalation provisions when market conditions allow. After rental adjustment, a property's income and the resulting cash flow will adjust accordingly.

         The managing member believes that multi-tenant industrial business parks offer specific characteristics that may support an investor's portfolio diversification strategy.

PROPERTY FEATURES.

         LAND: Lot sizes for the properties the fund purchases will generally range from approximately 4 to 25 acres depending upon the number of buildings and building sizes. Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project. Sites will be zoned for industrial, commercial and/or office uses depending on local governmental regulations. The location of each property to be acquired will be considered carefully and we will focus on purchasing what we consider to be prime properties in prime locations.

         BUILDINGS: The actual buildings contained in any project will generally be rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods. Building sizes will generally range from 5,000 to 200,000 square feet divided into leasable unit sizes ranging from 500 square feet to 30,000 square feet. The fund will generally look for the following building features:

         - Functional site plan offering ample tenant parking and good truck and car circulation
         -  Multiple truck doors with ground level and dock high loading
         - Ceiling clear heights in each tenant space from 14 feet to 24 feet high
         - Attractive front entry and visibility with a location for tenant's address and sign
         - Quality office improvements including private offices, restrooms and reception area
         -  Minimum of 100 amps of electrical service
         - Heating, ventilating and air conditioning systems for the office area
         -  Fire sprinklers where required by local governmental agencies

         The fund will evaluate a property's physical condition and, if capital improvements are necessary, will incorporate this into the acquisition analysis for the property.

PROPERTY SELECTION.

         The managing member will have experienced staff engaged in the selection and evaluation of properties which we may acquire. The acquisition process will be performed by the managing member with no acquisition fees payable to the managing member by the fund. All property acquisitions will be approved by the managing member through Cornerstone Ventures, Inc. based upon its experience in the area of multi-tenant industrial business parks and our investment objectives and supported by an appraisal prepared by a competent independent appraiser.

THE ASSET MANAGEMENT FUNCTION.

         Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property. The managing member will perform the asset management function for the fund. The managing member through Cornerstone Ventures, Inc. will perform the following asset management services for us:

         - Create and implement an individualized plan for enhancing the profitability and value of each property
         - Supervise the day-to-day operations of property managers assigned to each property
         - Select and supervise the on-going marketing efforts of leasing agents responsible for marketing the property to prospective tenants

         - Coordinate semi-annual rental surveys of competitive projects in the local geographic area - this function is designed to maintain the property at the highest possible rental rates allowable in the market where the property is located
         - Approve lease terms negotiated by leasing agents with new tenants and tenants renewing their leases - this includes making sure that lease rates being attained are in line with market conditions as well as in line with the then current operating plan for the property
         - Review and approve any capital improvements necessary at the property, including tenant improvements necessary to lease space
         - Supervise the collection of rent and resolution of tenant lease defaults
         - Review monthly financial reports prepared by property managers with a focus on improving the cost efficiency of operating the property
         - Prepare annual property operating budgets for review and approval by senior management -Prepare regular updates regarding operations of the property as compared to budget estimates

PROPERTY MANAGEMENT SERVICES.

         The managing member is responsible for providing property management services for the fund's properties. The managing member through Cornerstone Ventures, Inc. will be responsible for overseeing all day-to-day operations for each property.

         Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant industrial business parks are highly management intensive. The type of properties the fund will acquire are generally considered to be more management intensive than other types of commercial real estate used by larger business tenants with longer term leases. For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate. The managing member believes in providing a very high level of property management service and in ensuring strict property maintenance standards in order to maximize the value of each property. The managing member may subcontract for such services with either an affiliate or third party property management organization.

COMPETITION.

         The fund will experience competition from other buyers in acquiring properties. The fund will also experience competition for tenants from owners and managers of competing projects which many include the managing member and its affiliates. As a result, the fund may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on the fund's results of operations. At the time the fund elects to dispose of its properties, the fund will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

EMPLOYEES AND CONSULTANTS.

         The fund has no direct employees. Employees of Cornerstone Ventures, Inc., the managing member of the fund's managing member, will perform a full range of real estate services including property acquisition, leasing, property management, accounting, asset management and investor relations for the fund. The managing member will also engage consultants to assist the fund with these services where the managing member deems this to be in the best interests of the fund. See Item 13 - "Certain Relationships and Related Transactions" for a summary of the types of fees to be paid to the managing member and its affiliates for these services.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

         The fund had no revenues from external customers for the years 2000 and 1999.

         The fund has no long-lived assets.

ITEM 2.  DESCRIPTION OF PROPERTY

         The managing member provides the fund with office space for the fund's operations without charge.

         The fund has not acquired any properties.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the fund or the assets of the fund are subject. In addition, no such proceedings are known to be contemplated against the fund.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the members.

                                     PART II


ITEM 5.  MARKET FOR MEMBERSHIP INTERESTS AND RELATED MEMBER MATTERS


         As of March 31, 2001, the fund had no outstanding units of membership interest. The fund is offering units of membership interest for a capital contribution of $500 per unit. There is no established public trading market for the fund's membership interests and it is not anticipated that a public trading market for the units will develop. Under the fund's operating agreement, the managing member has the right to refuse to permit the transfer of units in its reasonable discretion.

         As of March 31, 2001, the fund had received subscriptions to purchase 125 units of membership interest for $62,500 which are being held in escrow at U.S. Bank, National Association, Newport Beach, California. The sale of the units of membership interests will be made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

         Holders of fund units are entitled to receive 90% of cash from operations each year until investors receive an 8% per year return, then 50% of cash from operations. Holders of fund units receive 100% of net proceeds from property sales until they have received the return of their capital contributions, then 90% of net proceeds from property sales until they have received an overall 8% per year return taking into account all prior distributions, and thereafter 50% of net proceeds from property sales.

         The fund has not made any distributions since its inception. Following completion of its public offering and the acquisition of properties, the fund contemplates making distributions to its members quarterly but distributions may be made more or less frequently.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below has been derived from the fund's financial statements for the period from October 28, 1998 (inception) through December 31, 1998 and for the years ended December 31, 1999 and 2000, which have been audited by Ernst & Young LLP and should be read in conjunction with the financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

         The following selected financial data are derived from the financial statements of Cornerstone Realty Fund, LLC. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows.

                          STATEMENT OF OPERATIONS DATA


                                                                                              Period from
                                     Year Ended                Year Ended            October 28, 1998 (Inception)
                                 December 31, 2000          December 31, 1999            to December 31, 1998
                                 -----------------          -----------------            --------------------
    Revenues                     $       -0-                $      -0-                   $       -0-

    Net loss                          (167,365)                 (166,176)                      (61,594)

    Net loss per unit                    N/A                       N/A                            N/A

    Cash distributions per               N/A                       N/A                            N/A
    unit


                               BALANCE SHEET DATA


                                                            As of December 31
                                                    --------------------------------
                                                      2000                    1999
                                                      ----                    ----
    Total assets                                    $   6,033               $   2,103
    Total liabilities (all current)                   836,839                 407,223

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY.

         The fund is in the organizational stage. The fund's organizational activities have been financed to date through advances from the managing member. The fund will continue to incur organizational and offering expenses until it has completed the sales of its units of membership interest which have been registered for sale under the Securities Exchange Act of 1933, as amended and under various state securities laws. The fund is currently dependent on its ability to obtain capital contributions and advances in order for it to meet its obligations as they become due. The managing member believes that it has sufficient liquid assets available to finance all capital contributions that will be required to pay for the fund's obligations as they come due prior to the closing of the minimum offering. In the event that the managing member does not have sufficient liquid assets, the terms of its operating agreement indicate that its members may be asked to make additional contributions; however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance. In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the percentage interest of its non-contributing members.

         Provided the fund is able to sell the minimum offering of 6,000 units, the fund will use the gross offering proceeds received from the sale of units to pay offering and other organizational expenses and to reimburse the managing member for amounts advanced for organizational and other expenses. The fund will not reimburse the managing member for any amounts advanced for organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering. Any such expenses incurred by the managing member on behalf of the fund, that are not reimbursed by the fund, will be reflected as a capital contribution to the fund by the managing member with an offsetting expense recognized in the fund's statement of operations.

CAPITAL RESOURCES.

         The fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves. The fund has not identified any properties which it may purchase and has not made any material commitment for capital expenditures.

RESULTS OF OPERATIONS.

         The fund is in the organizational stage and the fund has generated no revenues. The fund's expenses, including interest on advances, aggregated $61,594 for the period from October 28, 1998 (inception) to December 31, 1998, aggregated $166,176 for the year ended December 31, 1999 and aggregated $167,365 for the year ended December 31, 2000. Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.

FORWARD LOOKING STATEMENTS.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The fund invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to interest rate fluctuation.

         As of December 31, 2000, the fund had $722,041 in borrowings. The borrowings are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CORNERSTONE REALTY FUND, LLC
         Report of Independent Auditors.................................................10

         Balance Sheets as of December 31, 2000
           and December 31, 1999........................................................11

         Statements of Operations and Members' Deficit for the years ended
           December 31, 2000 and 1999 and for the period from October 28,
           1998 (Inception) through December 31, 1998...................................12

         Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period from October 28, 1998
           (Inception) through December 31, 1998........................................13

         Notes to Financial Statements .................................................14



CORNERSTONE INDUSTRIAL PROPERTIES, LLC
         Report of Independent Auditors ................................................17

         Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................18

         Notes to Consolidated Balance Sheets ..........................................19

                         Report of Independent Auditors


To the Members
Cornerstone Realty Fund, LLC

         We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, a California limited liability company (the "Fund"), as of December 31, 2000 and 1999, and the related statements of operations and members' deficit and cash flows for the years ended December 31, 2000 and 1999, and for the period from October 28, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from October 28, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ ERNST & YOUNG LLP



Irvine, California
March 26, 2001

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                                 BALANCE SHEETS


                                     ASSETS


                                                                          DECEMBER 31,         DECEMBER 31,
                                                                              2000                 1999
                                                                       ----------------------------------------
Cash........................................................              $      4,500        $         -
Office equipment, less accumulated depreciation of
   $1,321 in 2000 and $751 in 1999..........................                     1,533              2,103
                                                                       ----------------------------------------
Total assets................................................              $      6,033        $     2,103
                                                                       ========================================

                        LIABILITIES AND MEMBERS' DEFICIT

Current liabilities
   Accounts payable.........................................              $    114,798        $     5,235
   Advances payable to managing member......................                   722,041            401,988
                                                                       ----------------------------------------
                                                                               836,839            407,223
Members' deficit (100,000 units authorized, none
   issued or outstanding)...................................                  (830,806)          (405,120)
                                                                       ----------------------------------------
Total liabilities and members' deficit......................              $      6,033        $     2,103
                                                                       ========================================

   The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                  STATEMENTS OF OPERATIONS AND MEMBERS' DEFICIT


                                                                                                      PERIOD FROM
                                                                                                      OCTOBER 28,
                                                                                                          1998
                                                                  YEAR ENDED       YEAR ENDED        (INCEPTION) TO
                                                                  DECEMBER 31,     DECEMBER 31,        DECEMBER 31,
                                                                      2000            1999                1998
                                                              ------------------------------------------------------
Expenses
   General and administrative expenses.....................      $    113,458     $     48,420      $     20,322
   Consulting fees to related party........................                 -           96,585            38,957
   Interest expense on advances payable to managing member.            53,907           21,171             2,315
                                                              ------------------------------------------------------
   Net loss................................................          (167,365)        (166,176)          (61,594)

Members' Deficit
   Deficit at beginning of period..........................          (405,120)        (132,838)                -
   Capital contributions...................................            56,947                -             1,000
   Deferred offering costs.................................          (315,268)        (106,106)          (72,244)
                                                              ------------------------------------------------------
   Deficit at end of period................................      $   (830,806)    $   (405,120)     $   (132,838)
                                                              ======================================================

   The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                      PERIOD FROM
                                                                                                      OCTOBER 28,
                                                                                                          1998
                                                                    YEAR ENDED       YEAR ENDED      (INCEPTION) TO
                                                                    DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                                        2000            1999              1998
                                                                    -----------------------------------------------
OPERATING ACTIVITIES
Net loss........................................................    $   (167,365)   $   (166,176)    $    (61,594)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation...............................................             570             483              268
     Changes in operating assets and liabilities
              Accounts payable..................................         109,563         (15,432)          17,466
                                                                    -----------------------------------------------
Net cash used in operating activities...........................         (57,232)       (181,125)         (43,860)
                                                                    -----------------------------------------------

INVESTING ACTIVITIES
Purchases of office equipment...................................               -            (552)          (2,302)
                                                                    -----------------------------------------------
Net cash used in investing activities...........................               -            (552)          (2,302)
                                                                    -----------------------------------------------

FINANCING ACTIVITIES
Deferred offering costs.........................................        (315,268)       (137,288)         (37,861)
Advances from managing member...................................         320,053         318,965           83,023
Capital contributions...........................................          56,947               -            1,000
                                                                    -----------------------------------------------
Net cash provided by financing activities.......................          61,732         181,677           46,162
                                                                    -----------------------------------------------

Net change in cash..............................................           4,500               -                -

Cash at beginning of period.....................................               -               -                -
                                                                    -----------------------------------------------

Cash at end of period...........................................    $      4,500    $          -     $          -
                                                                    ===============================================

   The accompanying notes are an integral part of these financial statements.

                          CORNERSTONE REALTY FUND, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


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

         The operating agreement, as amended and restated, provides, among other things, for the following:

         The managing member generally has complete and exclusive discretion in the management and control of the Fund; however, unitholders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the managing member.

         Net Cash Flow from Operations, as defined, will be distributed 90% to the unitholders and 10% to the managing member until the unitholders have received either an 8% or 12% non-cumulative, non-compounded annual return on their Invested Capital Contributions, as defined. The 12% return applies to specified early investors for the twelve-month period subsequent to the date of their Invested Capital Contributions and is in lieu of the 8% return during that period.

         Net Sales Proceeds, as defined, will be distributed first, 100% to the unitholders in an amount equal to their Invested Capital Contributions; then, 90% to the unitholders and 10% to the managing member until the unitholders have received an amount equal to the unpaid balance of their aggregate 8% non-cumulative, non-compounded annual return on their Invested Capital Contributions; and thereafter, 50% to the unitholders and 50% to the managing member.

         Net Income, as defined, is allocated first, 10% to the managing member and 90% to the unitholders until Net Income allocated equals cumulative Net Losses, as defined, previously allocated in such proportions; second, in proportion to and to the extent of Net Cash Flow from Operations and Net Sales Proceeds previously distributed to the members, exclusive of distributions representing a return of Invested Capital Contributions; and then 50% to the managing member and 50% to the unitholders.

         Net Loss is allocated first, 50% to the managing member and 50% to the unitholders, until Net Loss allocated equals cumulative Net Income previously allocated in such proportions; then remaining Net Loss is allocated 10% to the managing member and 90% to the unitholders.

         All allocations and distributions to the unitholders are to be pro rata in proportion to their share of the allocations and distributions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ materially from the estimates in the near term.

INCOME TAX MATTERS

         It is the intent of the Fund and its members that the Fund be treated as a partnership for income tax purposes. As a limited liability company, the Fund is subject to certain minimal taxes and fees; however, income taxes on the income or losses realized by the Fund are generally the obligation of the members.

OFFICE EQUIPMENT

         Office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful life of the office equipment is five years.

DEFERRED OFFERING COSTS

         Specific incremental costs incurred in connection with the offering of membership units are deferred and charged against the gross proceeds of the related offerings. Deferred costs related to aborted offerings are expensed in the period the offering is aborted.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Fund believes that the recorded value of all financial instruments approximates their current values.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 and 1998 account balances to conform to the 2000 presentation.

3. RELATED PARTY TRANSACTIONS

         In order to fund its initial operating costs, the Fund has received unsecured advances amounting to $722,041 from CIP through December 31, 2000. These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $53,907, $21,171 and $2,315 during the years ended December 31, 2000 and 1999 and the period from October 28, 1998 (inception) to December 31, 1998, respectively, was incurred on these advances. The accrued interest incurred through December 31, 2000 has been added to the advances payable balance. These advances and accrued interest are expected to be repaid with proceeds from the planned offering of units. During the year ended December 31, 2000, the managing member made capital contributions to the Fund in the amount of $56,947.

         During the year ended December 31, 2000, the managing member provided the Fund with office space at no charge. During the year ended December 31, 1999, the Fund incurred $11,651 in office rental expenses to a related party. These expenses are included in general and administrative expenses.

         During the year ended December 31, 1999, and during the period from October 28, 1998 (inception) to December 31, 1998, $96,585 and $38,957, respectively, was paid to employees of CIP's managing member for services related to the planned offering of units.

         The managing member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund's operating agreement.

                         Report of Independent Auditors


To the Members
Cornerstone Industrial Properties, LLC

         We have audited the accompanying consolidated balance sheets of Cornerstone Industrial Properties, LLC, a California limited liability company (the "Company"), as of December 31, 2000 and 1999. These consolidated balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated balance sheets based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated balance sheets referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Industrial Properties, LLC at December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                 /S/ ERNST & YOUNG LLP



Irvine, California
March 26, 2001

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 DECEMBER 31,        DECEMBER 31,
                                                                                     2000               1999
                                                                                ------------------------------------
Current assets
   Cash......................................................................      $      40,186    $     117,497
   Marketable equity securities..............................................            953,475        1,034,580
   Advances receivable from member...........................................              3,098                -
                                                                                ------------------------------------

Total current assets.........................................................            996,759        1,152,077

Office equipment, less accumulated depreciation of $4,524 in 2000 and $751
   in 1999...................................................................             31,094            2,103
Security deposits............................................................              7,848                -
Deferred offering costs......................................................            690,285          325,774
                                                                                -----------------------------------

Total assets.................................................................      $   1,725,986    $   1,479,954
                                                                                ===================================

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
   Accounts payable..........................................................      $     175,492    $      10,384
   Advances payable to member................................................             45,413           45,837
   Capital lease obligation - office equipment...............................             14,617                -
                                                                                ------------------------------------
                                                                                         235,522           56,221

Members' capital.............................................................          1,612,797        1,533,187
   Members' capital contribution note........................................           (122,333)        (109,454)
                                                                                ------------------------------------
   Members' capital, net.....................................................          1,490,464        1,423,733
                                                                                ------------------------------------
Total liabilities and members' capital.......................................      $   1,725,986    $   1,479,954
                                                                                ====================================

The accompanying notes are an integral part of these balance sheets.

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                      NOTES TO CONSOLIDATED BALANCE SHEETS


1. ORGANIZATION AND BUSINESS

         Cornerstone Industrial Properties, LLC, a California limited liability company (the "Company"), was formed on February 5, 1999. The managing member is Cornerstone Ventures, Inc., a California corporation ("Ventures" or "Manager"). The purpose of the Company is to sponsor, organize and serve as the managing member of Cornerstone Realty Fund, LLC, a California limited liability company ("Fund I"), and Cornerstone Realty Fund II, LLC, a California limited liability company ("Fund II") (collectively, the "Funds"). The purpose of the Funds is to acquire, operate and sell multi-tenant industrial properties.

         Each member's liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Company shall continue until December 31, 2033, unless terminated sooner pursuant to the operating agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated balance sheets include the accounts of the Company and the Funds. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates the Funds because it has control over all activities of the Funds and has provided 100% of the Funds' required advances and capital contributions.

USE OF ESTIMATES

         The preparation of the consolidated balance sheets in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the balance sheets and accompanying notes. Actual results could differ materially from those estimates in the near term.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes all of the financial instruments' recorded values approximate current values.

MARKETABLE EQUITY SECURITIES AND MEMBERS' CAPITAL

         Marketable equity securities consist of common stock investments. Marketable equity securities are stated at market value as determined by the most recently traded price of each security at the balance sheet dates. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

         Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                 NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES AND MEMBERS' CAPITAL (continued)

bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of members' capital. The cost of investments sold is determined on the specific identification or the first-in, first-out method. As of December 31, 2000 and 1999, all marketable equity securities are classified as trading securities and are carried on the balance sheets at their aggregate fair values of $953,475 and $1,034,580, respectively. The cost of and unrealized loss on these securities were $1,048,946 and $95,471, respectively, at December 31, 2000. The cost of and unrealized gain on these securities were $1,007,600 and $26,980, respectively, at December 31, 1999. As of March 26, 2001, the fair market value of these securities amounted to approximately $740,000.

         The marketable equity securities were contributed to the Company by certain members as their capital contributions. The purpose of the contributions was to maintain the Company's net worth as specified in the operating agreement, as amended. The operating agreement requires that the securities be held in segregated accounts of the Company ("Special Accounts") apart from other assets and that the Special Accounts are not to be used by the Company for any purpose other than to maintain the Company's net worth as specified in the operating agreement. If any of the assets in the Special Accounts are used to pay Company expenses or fund any of the Company's investees, the funds withdrawn are to earn interest at the prevailing prime commercial lending rate plus two percentage points. Any amounts withdrawn from the Special Accounts, plus interest thereon, are to be repaid into the Special Accounts prior to any other payments or distributions to the members. The funds in the Special Accounts are to be invested at the direction of the contributing members or their designees. At December 31, 2000, due to the decline in the fair market value of the securities, the aggregate fair market value of the securities in the Special Accounts was less than the $1,000,000 aggregate initial Capital Contribution of the members that contributed into the Special Accounts (Note 4). In the event that the aggregate fair market value of the assets held in any Special Account is less than the $1,000,000 initial capital contribution of the contributing member, then the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member's equity ownership percentage as specified in the operating agreement (Note 4).

         Any member that contributed into a Special Account may request a distribution of all of the balance in the account upon 120 days notice. The Company is obligated to distribute the balance if it is able to secure an equal amount of replacement capital from an existing or new member, otherwise, the Company is not obligated to distribute such balances to the requesting member.

DEFERRED OFFERING COSTS

         Specific incremental costs incurred in connection with the offering of membership units are deferred and charged against the gross proceeds of the related offerings. Deferred costs related to aborted offerings are expensed in the period the offering is aborted.

INCOME TAX MATTERS

         It is the intent of the Company and its members that the Company be treated as a partnership for income tax purposes. As a limited liability company, the Company is subject to certain minimal taxes and fees; however, income taxes on income or losses realized by the Company are generally the obligation of the members.

                     CORNERSTONE INDUSTRIAL PROPERTIES, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)



3. RELATED PARTY TRANSACTIONS

         The advances payable to member bear simple interest at the prevailing prime commercial lending rate plus two percentage points.

         The member's capital contribution note represents a $100,000 revolving note receivable from Ventures. The note bears interest at the prevailing prime commercial lending rate plus two percentage points. The note matures on December 2, 2001 and is secured by Venture's interest in a California general partnership and is personally guaranteed by the sole shareholder of Ventures. Accrued interest receivable of $22,333 and $9,454 has been added to the note receivable balance at December 31, 2000 and 1999 respectively.

4. SUBSEQUENT EVENTS

         Subsequent to December 31, 2000, due to the continuing decline in the fair market value of the marketable equity securities held by the Company, the aggregate fair market value of the securities in the Special Accounts at March 26, 2001 was approximately $740,000, which is significantly less than the $1,000,000 aggregate initial capital contribution of the members that contributed into the Special Accounts. Accordingly, the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member's equity ownership percentage as specified in the operating agreement (Note 1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10. MANAGING MEMBER

         Cornerstone Industrial Properties, LLC is a California limited liability company which was organized solely for the purpose of being the managing member of the fund. The manager of the managing member is Cornerstone Ventures, Inc. Cornerstone Ventures, Inc. oversees the activities of the managing member and provides many of the services necessary for the managing member to fulfill its responsibilities to the fund. Cornerstone Ventures, Inc. brings together a unique blend of talent and experience. As of March 31, 2001, Cornerstone Ventures, Inc. was the owner of 42.9% of the equity profits interests in the managing member and has sole voting control with respect to operations of the fund. Terry G. Roussel is the sole shareholder of Cornerstone Ventures, Inc.

         TERRY G. ROUSSEL, age 47, is one of the founding shareholders of the Cornerstone-related entities which commenced operations in 1989. Mr. Roussel is President, Chief Executive Officer and sole shareholder of Cornerstone Ventures, Inc., the operating member of the Managing Member. In 1993, Cornerstone related entities were formed for the purpose of joint venturing in the acquisition and repositioning of multi-tenant industrial real estate with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. At the time of the joint venture with Cornerstone Ventures, Inc., Koll Management Services, Inc. was one of the largest managers and operators of commercial real estate in the United States. In August 1997, Koll Capital Markets Group, Inc. was acquired by CB Richard Ellis (NYSE: CBG). Mr. Roussel is responsible for the ongoing supervision, management and administration of Cornerstone Ventures, Inc., as well as related Cornerstone entities including ongoing joint ventures with Koll Capital Markets Group, Inc., and its parent company CB Richard Ellis.

         Under the direction of Mr. Roussel, Cornerstone Ventures, Inc. and its affiliates continue as the managing partner of these above-described joint ventures. As managing partner of the above-described joint ventures, Cornerstone and its affiliates are responsible for the acquisition, operation, leasing, and disposition of all jointly owned properties. In connection with acquiring properties for the account of these joint ventures, Mr. Roussel has personally supervised the acquisition of each property, has initiated and directed the business plan for each property, and has arranged financial joint ventures for the purpose of financing the acquisition of such properties.

         Mr. Roussel attended California State University at Fullerton where he graduated with honors in 1977 and holds a B.A. in Business Administration.

         ROBERT C. PETERSON, age 41, is a Director of Cornerstone Ventures, Inc. As an officer of Koll Management Services, Inc., one of the largest managers and operators of commercial real estate in the United States, Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone in 1993 and the second joint venture between Koll and Cornerstone in 1995.

         Mr. Peterson is currently Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors. Koll Bren Schreiber Realty Advisors is one of the largest institutional real estate fund managers in the United States. Koll Bren Schreiber has acquired over $4.5 billion of commercial real estate on behalf of many of the largest private and public pension funds in the United States. In his capacity, Mr. Peterson is the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the Western half of the United States for Koll Bren Schreiber. Mr. Peterson has been with Koll Bren Schreiber since its inception in 1992.

         Mr. Peterson has 20 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

         Mr. Peterson is a Certified Public Accountant (CPA), Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California. Mr. Peterson also holds a Bachelor's Degree in Accounting from the University of Illinois.

         ALFRED J. PIZZURRO, age 45, is Director and Senior Vice President of Cornerstone Ventures, Inc. as well as Principal of Pacific Cornerstone Capital, Inc., the Dealer Manager for the Cornerstone Realty Fund, LLC offering. Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone's Marketing and New Business Development activities since that time.

         Mr. Pizzurro served as a pilot in the United States Marine Corps between 1979 and 1986 where he attained the rank of Captain. From 1986 to 1992, he was the Director of Marketing for a regional real estate company. Between 1993 and 1998, he was responsible for Business Development both domestically and internationally for a research and development company. Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

         JOSEPH H. HOLLAND, age 44, is a Director of Cornerstone Ventures, Inc. Mr. Holland is the former Commissioner of the New York State Division of Housing and Community Renewal. In this capacity, Mr. Holland headed the New York State Agency with more than two thousand employees. Mr. Holland was responsible for administering programs in the areas of community development, supervision of State-assisted housing developments and rent regulation in New York City and other municipalities. Mr. Holland held this position between 1995 and 1996. Between 1985 and 1987, Mr. Holland was Chief Counsel for the New York Standing Committee on Housing and Community Development.

         Mr. Holland is the 1991 recipient of the Volunteer Action Award, presented by President George Bush and the 1991 Entrepreneur of the Year Award, presented by New York Mayor David Dinkins.

         Mr. Holland is currently a motivational speaker and consultant to Verizon Corporation. Of Counsel with the Law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area. He is also President of Holistic Hardware, Inc. which advises a nationwide network of social service and faith-based organizations in the development of welfare-to-work and community development programming.

         Mr. Holland is Director, New York State Urban Development Corporation, gubernatorial appointee since 2000, Director, Municipal Assistance Corporation of the City Of New York, gubernatorial appointee since 1998 and a Member, Board Of Trustees, Cornell University since 1998.

         Mr. Holland is a 1982 Graduate of Harvard Law School. Mr. Holland received his Bachelor Of Arts Degree from Cornell University in 1978 and his Master Of Arts Degree from Cornell University in 1979 where his Fields of Concentration were U.S. Diplomatic History and African-American History.

         TIMOTHY C. COLLINS, age 53, is a Director of Cornerstone Ventures, Inc. and has been a consultant to Cornerstone during the formation of the fund. Mr. Collins has been founder and principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

         Since 1987, T.C. Collins & Associates has managed the construction of 1.2 million square feet of industrial property and negotiated the disposition of over 2,000 acres of land for both residential and commercial/industrial use.

         Between 1981 and 1985, Mr. Collins was one of the founders and served as Executive Vice President and Chief Financial Officer of Jet America Airlines. Further, Mr. Collins was President and Chief Operating Officer of MGM Grand Air, Inc. between 1986 and 1987. Prior positions include Vice President of Finance for The Biddle Group, a real estate development company, as well as Controller for Air California, Inc. and Senior Auditor for Arthur Andersen & Company.

         Mr. Collins is a graduate of the University of Santa Clara and is a licensed Certified Public Accountant. He currently serves as a Director or Advisory Board Member for Oxidation Systems, Inc., Clougherty Packing Company (dba Farmer John Meats), Q.S.T. Travel Group and the Pacific Coast Sailing Foundation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the fund's managers and persons who beneficially own more than 10% of a registered class of the fund's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange

Commission (the "SEC"). Managers and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the fund with copies of all
Section 16(a) forms they file.

         During the period from January 1, 2000 through December 31, 2000, there were no Section 16(a) filings required.

ITEM 11. COMPENSATION OF THE MANAGING MEMBER AND AFFILIATES

         No cash compensation or fees have been paid from the fund to the managing member or its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There are no units of membership interest owned by the managing member as of December 31, 2000.

         No arrangements exist which would, upon implementation, result in a change in control of the fund.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION AND FEES TO BE PAID TO THE MANAGING MEMBER AND ITS AFFILIATES

         Following is a summary of the compensation and fees to be paid by the fund to the managing members and its affiliates in connection with the formation and operation of the fund.


  ------------------------------------- ------------------------------------- -------------------------------------
     TYPE OF COMPENSATION AND
             RECIPIENT                         METHOD OF COMPENSATION                   ESTIMATED AMOUNT
  ------------------------------------- ------------------------------------- -------------------------------------
                                                  ORGANIZATION AND
                                                   OFFERING STAGE
  ------------------------------------- ------------------------------------- -------------------------------------
  Selling commissions payable to the    Up to 8% of offering proceeds on      $240,000 if 6,000 units are sold;
  dealer manager and participating      the first $3,000,000 raised and 7%    $1,780,000 if 50,000 units
  brokers                               of offering proceeds thereafter.      are sold
  ------------------------------------- ------------------------------------- -------------------------------------

  Marketing support fee payable to      Up to 2.0% of offering proceeds       $30,000 if 6,000 units are sold;
  the dealer manager and                less $30,000.                         $470,000 if 50,000 units are sold
  participating brokers
  ------------------------------------- ------------------------------------- -------------------------------------

  Reimbursement of  non-accountable     Up to 1% of offering proceeds.        $30,000 if 6,000 units are sold;
  expenses payable to the dealer                                              $250,000 if 50,000 units are sold
  manager and participating brokers
  ------------------------------------- ------------------------------------- -------------------------------------

  Due diligence expense allowance fee   Up to 0.5% of offering proceeds.      $15,000 if 6,000 units are sold;
  payable to the dealer manager and                                           $125,000 if 50,000 units are sold
  participating brokers
  ------------------------------------- ------------------------------------- -------------------------------------
                                                                              Estimated at $120,000 if 6,000
  Reimbursement to managing member      Reimbursement of actual expenses      units are sold or $1,000,000 if
  and its affiliates for                and costs.                            50,000 units are sold but not
  organizational and offering expenses                                        determinable at this time
  ------------------------------------- ------------------------------------- -------------------------------------

                                                   ACQUISITION STAGE
  ------------------------------------- ------------------------------------- -------------------------------------

  Acquisition fees payable to the
  managing member and its affiliates    NONE                                  NONE
  ------------------------------------- ------------------------------------- -------------------------------------


  ------------------------------------- ------------------------------------- -------------------------------------
     TYPE OF COMPENSATION AND
             RECIPIENT                         METHOD OF COMPENSATION                   ESTIMATED AMOUNT
  ------------------------------------- ------------------------------------- -------------------------------------
  Reimbursement to the managing         Reimbursement of actual expenses      Not determinable at this time.
  member and its affiliates for         and costs.
  acquisition expenses incurred in
  the acquisition of properties
  including non-refundable option
  payments on property not acquired,
  surveys, appraisals, title
  insurance and escrow fees, legal
  and accounting fees and expenses,
  architectural and engineering
  reports, environmental and asbestos
  audits, travel and communication
  expenses and other related expenses
  ------------------------------------- ------------------------------------- -------------------------------------
                                                   OPERATIONAL STAGE
  ------------------------------------- ------------------------------------- -------------------------------------

  Fund administration supervisory fee
  payable to the managing member                        NONE                                  NONE
  ------------------------------------- ------------------------------------- -------------------------------------

  Fixed asset management fee payable
  to the managing member                                NONE                                  NONE
  ------------------------------------- ------------------------------------- -------------------------------------

  Property management fees payable to   Property management fees equal to     Not determinable at this time.
  the managing member and/or its        6% of the gross rental income
  affiliates some or all of which may   generated by each property will be
  be paid to unaffiliated third         paid monthly.
  parties
  ------------------------------------- ------------------------------------- -------------------------------------

  Property refurbishment supervision    Property refurbishment supervision    Not determinable at this time.
  fee payable to the managing member    fee equal to 10% of the cost of
  and/or its affiliates some or all     tenant improvements or capital
  of which may be paid to               improvements made to our properties.
  unaffiliated third parties
  ------------------------------------- ------------------------------------- -------------------------------------

  Leasing commissions payable           Leasing commissions paid upon         Not determinable at this time.
  to the managing member and/or its     execution of each lease equal to 6%
  affiliates some or all of which may   of rent scheduled to be paid during
  be paid to unaffiliated third         the first and second year of the
  parties                               lease, 5% during the third and
                                        fourth years and 4% during the
                                        fifth and later years.
  ------------------------------------- ------------------------------------- -------------------------------------


  ------------------------------------- ------------------------------------- -------------------------------------
     TYPE OF COMPENSATION AND
             RECIPIENT                         METHOD OF COMPENSATION                   ESTIMATED AMOUNT
  ------------------------------------- ------------------------------------- -------------------------------------
  Incentive share of net cash flow      10% of net cash flow from             Not determinable at this time.
  from operations payable to the        operations each year until
  managing member.                      unitholders have received
                                        distributions equal to an 8% per
                                        annum, simple return for the year or the
                                        early investors 12% incentive return,
                                        then 50% of net cash flow from
                                        operations.
  ------------------------------------- ------------------------------------- -------------------------------------

  Reimbursement of actual cost of       Reimbursement of actual expenses      Not determinable at this time.
  goods, materials and other services   and costs.
  supplied to the fund by the
  managing member.
  ------------------------------------- ------------------------------------- -------------------------------------
                                                 LIQUIDATION STAGE
  ------------------------------------- ------------------------------------- -------------------------------------

  Property disposition fees payable     Property disposition fees in an       Not determinable at this time.
  to the managing member and/or its     amount equal to 6% of the contract
  affiliates some or all of which may   sales price of the property.
  be paid to unaffiliated third
  parties.  The managing member will
  not be given an exclusive right to
  sell our properties.
  ------------------------------------- ------------------------------------- -------------------------------------

  Incentive share of net sales          After the unitholders have received   Not determinable at this time.
  proceeds payable to the managing      an amount equal to their aggregate
  member.                               capital contributions, 10% of
                                        proceeds from property sales until
                                        the unitholders have received an
                                        amount equal to an aggregate 8% per
                                        annum, cumulative, non-compounded
                                        return taking into account all
                                        prior distributions and thereafter
                                        50% of proceeds from property sales.
  ------------------------------------- ------------------------------------- -------------------------------------

LOANS FROM AND TO RELATED PARTIES.

         The managing member has advanced $722,041 to the fund. The advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Provided the fund is able to sell a minimum of 6,000 of units of membership interest, the fund will use the gross offering proceeds received from the sale of units to pay offering and other organizational expenses and to reimburse the managing member for amounts advanced for organizational and other expenses. The fund will not reimburse the managing member for any amounts advanced for organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering. Any such expenses incurred by the managing member on behalf of the fund, that are not reimbursed by the fund, will be reflected as a capital contribution to the fund by the managing member with an offsetting expense recognized in the fund's statement of operations.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS

                  The following financial statements are being filed under Item 8 of this Annual Report on Form 10-K:

                  CORNERSTONE REALTY FUND, LLC

                  Report of Independent Auditors

                  Balance Sheets as of December 31, 2000 and 1999.

                  Statements of Operations and Members' Deficit for the years ended December 31, 2000 and 1999 and for the period from October 28, 1998 (Inception) through December 31, 1998.

                  Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period from October 28, 1998 (Inception) through December 31, 1998.

                  Notes to Financial Statements

                  CORNERSTONE INDUSTRIAL PROPERTIES, LLC

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Notes to Consolidated Balance Sheets

                  FINANCIAL STATEMENT SCHEDULES

                  Not applicable.

                  EXHIBITS

                  3.1 Articles of Organization of the Fund incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999.

                  3.2 Operating Agreement incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, File No. 333-76609, filed June 14, 2000.

                  3.3 Amendment to Articles of Organization of the Fund filed August 18, 1999 incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 333-76609, filed February 4, 2000.

                  3.4 Amendment to Articles of Organization of the Fund filed January 26, 2000 incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 333-76609, filed February 4, 2000.

         (b)      REPORTS ON FORM 8-K.

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized this 12th day of April, 2001.

                         CORNERSTONE REALTY FUND, LLC

                         By: CORNERSTONE INDUSTRIAL PARTNERS, LLC Its Managing Member

                         By:      CORNERSTONE VENTURES, INC.
                                  Its Manager


                                  By:   /s/ TERRY G. ROUSSEL
                                     -------------------------------------------
                                       Terry G. Roussel, President,
                                       Principal Financial Officer and
                                       Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity as and on the date indicated.


               Signature                                     Title                                Date
               ---------                                     -----                                ----
     /s/ TERRY G. ROUSSEL                    Director of Cornerstone Ventures, Inc.          April 12, 2001
     -------------------------------
         Terry G. Roussel

     /s/ Robert C. Peterson                  Director of Cornerstone Ventures, Inc.          April 16, 2001
     -------------------------------
         Robert C. Peterson

     /s/ ALFRED J. PIZZURRO                  Director of Cornerstone Ventures, Inc.          April 12, 2001
     -------------------------------
         Alfred J. Pizzurro

     /s/ JOSEPH H. HOLLAND                   Director of Cornerstone Ventures, Inc.          April 12, 2001
     -------------------------------
         Joseph H. Holland

     /s/ TIMOTHY C. COLLINS                  Director of Cornerstone Ventures, Inc.          April 12, 2001
     -------------------------------
         Timothy C. Collins


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.