Form 10-Q
period 2001-03-31
CORNERSTONE REALTY FUND LLC
filed 2001-05-18
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number   333-76609

CORNERSTONE REALTY FUND, LLC
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California	33-0827161
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

4590 MACARTHUR BLVD., SUITE 610, NEWPORT BEACH, CALIFORNIA 92660
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

949-852-1007
(ISSUER'S TELEPHONE NUMBER)

Not Applicable
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

YES ☒          NO  ☐

             As of May 15, 2001, the Company had no units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at March 31, 2001 and December 31, 2000

Condensed Statements of Operations for the Three Months ended March 31, 2001 and March 31, 2000

Condensed Statements of Members’ Deficit for the Three Months ended March 31, 2001 and at December 31, 2000

Condensed Statements of Cash Flows for the Three Months ended March 31, 2001 and March 31, 2000

Notes to Condensed Financial Statements

Cornerstone Industrial Properties, LLC

Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000

Notes to Condensed Consolidated Balance Sheets

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2001	December 31, 2000
	(Unaudited)

Cash	$–	$4,500
Office equipment, less accumulated depreciation of $1,463 in 2001 and $1,321 in 2000	1,391	1,533
Total assets	$1,391	$6,033

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities
Accounts payable	$117,189	$114,798
Advances payable to managing member	762,012	722,041
	879,201	836,839
Members’ deficit (100,000 units authorized, none issued or outstanding)	(877,810)	(830,806)
Total liabilities and members’ deficit	$1,391	$6,033

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2001	2000
Expenses
General and administrative expenses	$1,835	$28,948
Consulting fees to related party	-	30,906
Interest expense on advances payable to managing member	17,306	11,154
Net loss	$(19,141)	$(71,008)

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF MEMBERS’ DEFICIT

	Three Months Ended March 31, 2001	Year Ended December 31, 2000
	(Unaudited)
Deficit at beginning of period	$(830,806)	$(405,120)
Capital contributions	-	56,947
Deferred offering costs	(27,863)	(315,268)
Net loss	(19,141)	(167,365)

Members’ deficit at end of period	$(877,810)	$(830,806)

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(19,141)	$(71,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142	142
Changes in operating assets and liabilities
Accounts payable	2,391	24,514
Net cash used in operating activities	(16,608)	(46,352)

FINANCING ACTIVITIES
Deferred offering costs	(27,863)	(52,579)
Advances from managing member	39,971	98,931
Net cash provided by financing activities	12,108	46,352

Net change in cash	(4,500)	-

Cash at beginning of period	4,500	-

Cash at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Business

             Cornerstone Realty Fund, LLC, a California Limited Liability Company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998. The members of the Fund are Cornerstone Industrial Properties, LLC, a California Limited Liability Company (“CIP”), as the managing member, and Terry G. Roussel, an individual. The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties. The Fund intends to issue and sell in a public offering equity interests (“units”) in the Fund and to admit the new unitholders as members of the Fund.

             The Fund is currently dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they come due. The managing member intends to continue providing such capital contributions and advances until the initial closing of the Fund’s public offering, at which time management believes the Fund will have sufficient cash to meet its obligations as they come due.

             Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2. Summary of Significant Accounting Policies

Interim Financial Information

             The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

             For further information, refer to the audited financial statements and footnotes thereto included in Cornerstone Realty Fund’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Subscription Proceeds Held in Escrow

             In connection with the Fund's offering of units, an interest-bearing escrow account has been established and is maintained by an escrow agent. The Fund is not entitled to any funds received into escrow, and no amounts deposited in the escrow account shall become the property of the Fund or its affiliates until the date of the initial closing of the Fund's public offering. As of March 31, 2001, $64,500 in subscription proceeds have been deposited into the escrow account.

Deferred Offering Costs

             Specific incremental costs incurred in connection with the offering of membership units in the Fund are deferred and charged against the gross proceeds of the related offering.

Income Tax Matters

             It is the intent of the  Fund and its members that the Fund be treated as a partnership for income tax purposes. As a limited liability company, the Fund is subject to certain minimal taxes and fees; however, income taxes on the income or losses realized by the Fund are generally the obligation of the members.

Reclassifications

             Certain reclassifications have been made to the 2000 account balances to conform to the 2001 presentation.

3. Related Party Transactions

             In order to fund its initial operating costs, the Fund has received unsecured advances amounting to $762,012 from CIP through March 31, 2001. These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $17,306 and $11,154 during the three months ended March 31, 2001 and 2000, respectively, was incurred on these advances. The accrued interest incurred through March 31, 2001 has been added to the advances payable balance. These advances and accrued interest are expected to be repaid with proceeds from the offering of units.

             During the three months ended March 31, 2001 and 2000, the managing member provided the Fund with office space at no charge.

             During the three months ended March 31, 2000, $30,906 was paid to employees of CIP’s managing member for services related to the planned offering of units.

             The managing member and/or its affiliates are entitled to receive various fees, compensation, and reimbursements as specified in the Fund's operating agreement.

CORNERSTONE INDUSTRIAL PROPERTIES, LLC
(a California Limited Liability Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2001	December 31, 2000
	(Unaudited)

Current assets
Cash	$40,050	$40,186
Marketable equity securities	733,054	953,475
Advances receivable from members	43,754	3,098
Total current assets	816,858	996,759

Office equipment, less accumulated depreciation of $6,267 in 2001 and $4,524 in 2000	29,351	31,094
Security deposits	7,848	7,848
Deferred offering costs	718,147	690,285
Total assets	$1,572,204	$1,725,986

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities
Accounts payable	$181,287	$175,492
Advances payable to member	33,752	45,413
Capital lease obligation – office equipment	13,270	14,617
	228,309	235,522

Members’ capital	1,469,435	1,612,797
Member’s capital contribution note	(125,540)	(122,333)
Members’ capital, net	1,343,895	1,490,464
Total liabilities and members’ capital	$1,572,204	$1,725,986

The accompanying notes are an integral part of these financial statements.

CORNERSTONE INDUSTRIAL PROPERTIES, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

1. Organization and Business

             Cornerstone Industrial Properties, LLC, a California Limited Liability Company (the “Company”), was formed on February 5, 1999. The managing member is Cornerstone Ventures, Inc., a California Corporation (“Ventures” or “Manager”). The purpose of the Company is to sponsor, organize and serve as the managing member of Cornerstone Realty Fund, LLC, a California Limited Liability Company (“Fund I”), and Cornerstone Realty Fund II, LLC, a California Limited Liability Company (“Fund II”) (collectively, the “Funds”). The purpose of the Funds is to acquire, operate and sell multi-tenant industrial properties.

             Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Company shall continue until December 31, 2033, unless terminated sooner pursuant to the operating agreement.

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

             For further information, refer to the audited balance sheet and footnotes thereto included in Cornerstone Realty Fund's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Marketable Equity Securities and Members’ Capital

             Marketable equity securities consist of common stock investments. Marketable equity securities are stated at market value as determined by the most recently traded price of each security at the balance sheet dates. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

             Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of members’ capital. The cost of investments sold is determined on the specific identification or the first-in, first-out method. As of March 31, 2001 and December 31, 2000, all marketable equity securities are classified as trading securities and are carried on the balance sheets at their aggregate fair values of $733,054 and $953,475, respectively.  The cost of and unrealized loss on these securities were $1,042,991 and $309,937, respectively, at March 31, 2001, and $1,048,946 and $95,471, respectively, at December 31, 2000. As of April 30, 2001, the fair market value of these securities amounted to approximately $781,000.

             The marketable equity securities were contributed to the Company by certain members as their capital contributions. The purpose of the contributions was to maintain the Company’s net worth as specified in the operating agreement, as amended. The operating agreement requires that the securities be held in segregated accounts of the Company (“Special Accounts”) apart from other assets and that the Special Accounts are not to be used by the Company for any purpose other than to maintain the Company’s net worth as specified in the operating agreement. If any of the assets in the Special Accounts are used to pay Company expenses or fund any of the Company’s investees, the funds withdrawn are to earn interest at the prevailing prime commercial lending rate plus two percentage points. Any amounts withdrawn from the Special Accounts, plus interest thereon, are to be repaid into the Special Accounts prior to any other payments or distributions to the members. The funds in the Special Accounts are to be invested at the direction of the contributing members or their designees. At March 31, 2001, due to the decline in the fair market value of the securities, the aggregate fair market value of the securities in the Special Accounts was less than the $1,000,000 aggregate initial capital contribution of the members contributed into the Special Accounts. In the event that the aggregate fair market value of the assets held in any Special Account is less than the initial capital contribution of the contributing member, then the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member’s equity ownership percentage as specified in the operating agreement.

             Any member that contributed into a Special Account may request a distribution of all of the balance in the account upon 120 days notice. The Company is obligated to distribute the balance if it is able to secure an equal amount of replacement capital from an existing or new member, otherwise, the Company is not obligated to distribute such balances to the requesting member.

Subscription Proceeds Held in Escrow

             In connection with Fund I's offering of units, an interest-bearing escrow account has been established and is maintained by an escrow agent. Fund I is not entitled to any funds received into escrow, and no amounts deposited in the escrow account shall become the property of Fund I or its affiliates until the date of the initial closing of Fund I's public offering. As of March 31, 2001, $64,500 in subscription proceeds have been deposited into the escrow account.

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

Related Party Transactions

             Advances receivable from members include $40,956 advanced to Ventures. Such advances do not bear interest and are due upon demand.

             The advances payable to member bears simple interest at the prevailing prime commercial lending rate plus two percentage points.

             The member's capital contribution note represents a $100,000 revolving note receivable from Ventures. The note bears interest at the prevailing prime commercial lending rate plus two percentage points. The note matures on December 2, 2001 and is secured by Ventures' interest in a California general partnership and is personally guaranteed by the sole shareholder of Ventures. Accrued interest receivable of $25,540 and $22,333 has been added to the note receivable balance at March 31, 2001 and December 31, 2000, respectively.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

             The fund is in the organizational stage.  The fund’s organizational  activities have been financed to date through advances from Cornerstone Industrial Properties, LLC, the fund’s managing member.  The fund will continue to incur organizational and offering expenses until it has completed the sale of the units in the fund’s initial public offering.  The fund is currently dependent on its ability to obtain capital contributions and advances in order for it to meet its obligations as they become due.  The managing member believes that it has sufficient liquid assets available to finance all capital contributions that will be required to pay for the fund’s obligations as they come due prior to the closing of the minimum offering (see the managing member’s balance sheet included elsewhere in this quarterly report on Form 10-Q).  In the event that the managing member does not have sufficient liquid assets, the terms of its operating agreement indicate that its members may be asked to make additional contributions;  however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance.  In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the percentage interest of its non-contributing members.

             Provided the fund is able to sell the minimum offering of 6,000 units, the fund will use the gross offering proceeds received from the sale of units to pay offering and other organizational expenses and to reimburse the managing member for amounts advanced for organizational and other expenses.  Any such expenses incurred by the managing member on behalf of the fund, that are not reimbursed by the fund, will be reflected as a capital contribution to the fund by the managing member with an offsetting expense recognized in the fund’s statement of operations.

Capital Resources

             The fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves.  The fund has not identified any properties which it may purchase and has not made any material commitment for capital expenditures.

Results of Operations

             The fund is in the organizational stage and the fund has generated no revenues.  The fund’s expenses, including interest on advances, aggregated $19,141 and $71,008 for the three months ended March 31, 2001 and 2000, respectively.   Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

             As of March 31, 2001, the fund had $762,012 in unsecured advances payable to its managing member.  These advances have no specified maturity date and bear interest at the prevailing prime commercial lending rate plus two percentage points and, accordingly, are subject to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

                           Inapplicable.

Item 2.              Changes in Securities and Use of Proceeds.

                           Inapplicable.

Item 3.              Defaults Upon Senior Securities.

                           Inapplicable.

Item 4.              Submission of Matters to a Vote of Security Holders.

                           Inapplicable.

Item 5.              Other Information.

                           Inapplicable.

Item 6.              Exhibits and Reports on Form 8–K.

             (a)         Exhibits

                           None.

             (b)         Reports on Form 8-K

                           None.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2001	CORNERSTONE REALTY FUND, LLC

	By:	CORNERSTONE INDUSTRIAL PARTNERS, LLC Its Managing Member

	By:	CORNERSTONE VENTURES, INC. Its Manager

	By:	/s/ TERRY G. ROUSSEL Terry G. Roussel, President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)