Form 10-Q
period 2001-06-30
CORNERSTONE REALTY FUND LLC
filed 2001-08-14
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______________ to _______________

Commission File Number 333-63656

CORNERSTONE REALTY FUND, LLC

(Exact Name Of Registrant As Specified In Its Charter)

California	33-0827161

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

YES   ☒          NO   ☐

             As of August 13, 2001, the fund had no units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at June 30, 2001 and December 31, 2000

Condensed Statements of Operations for the Three Months and Six Months ended June 30, 2001 and June 30, 2000

Condensed Statements of Members’ Deficit for the Six Months ended June 30, 2001 and at December 31, 2000

Condensed Statements of Cash Flows for the Six Months ended June 30, 2001 and June 30, 2000

Notes to Condensed Financial Statements

Cornerstone Industrial Properties, LLC

Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000

Notes to Condensed Consolidated Balance Sheets

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2001	December 31, 2000

	(Unaudited)
Cash	$–	$4,500
Office equipment, less accumulated depreciation of $1,605 in 2001 and $1,321 in 2000	1,249	1,533

Total assets	$1,249	$6,033

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities
Accounts payable	$148,065	$114,798
Advances payable to managing member	897,707	722,041

	1,045,772	836,839
Members’ deficit (100,000 units authorized, none issued or outstanding)	(1,044,523)	(830,806)

Total liabilities and members’ deficit	$1,249	$6,033

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Expenses
General and administrative expenses	$12,747	$17,029	$14,582	$45,977
Consulting fees to related party	–	29,242	–	60,148
Interest expense on advances payable to managing member	16,744	7,649	34,050	18,803

Net loss	$(29,491)	$(53,920)	$(48,632)	$(124,928)

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF MEMBERS’ DEFICIT

	Six Months Ended June 30, 2001	Year Ended December 31, 2000

	(Unaudited)

Deficit at beginning of period	$(830,806)	$(405,120)
Capital contributions	–	56,947
Deferred offering costs	(165,085)	(315,268)
Net loss	(48,632)	(167,365)

Members’ deficit at end of period	$(1,044,523)	$(830,806)

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2001	2000

OPERATING ACTIVITIES
Net loss	$(48,632)	$(124,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	284	284
Changes in operating assets and liabilities
Accounts payable	33,267	34,653

Net cash used in operating activities	(15,081)	(89,991)

FINANCING ACTIVITIES
Deferred offering costs	(165,085)	(172,266)
Advances from managing member	175,666	177,389
Capital contributions	–	84,868

Net cash provided by financing activities	10,581	89,991

Net change in cash	(4,500)	–

Cash at beginning of period	4,500	–

Cash at end of period	$–	$–

The accompanying notes are an integral part of these financial statements.

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

2. Summary of Significant Accounting Policies

Interim Financial Information

             The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3. Related Party Transactions

             In order to fund its initial operating costs, the Fund has received unsecured advances amounting to $897,707 from CIP through June 30, 2001. These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $16,744 and $7,649 during the three months ended June 30, 2001 and 2000, respectively, and $34,050 and $18,803 during the six months ended June 30, 2001 and 2000, respectively, was incurred on these advances. The accrued interest incurred through June 30, 2001 has been added to the advances payable balance. These advances and accrued interest are expected to be repaid with proceeds from the offering of units.

             During the six months ended June 30, 2001 and 2000, the managing member provided the Fund with office space at no charge.

             During the three months ended June 30, 2000 and the six months ended June 30, 2000, $29,242 and $60,148, respectively, was paid to employees of CIP’s managing member for services related to the offering of units.

             The managing member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement.

CORNERSTONE INDUSTRIAL PROPERTIES, LLC
(a California Limited Liability Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2001	December 31, 2000

	(Unaudited)

Current assets
Cash	$8,609	$40,186
Marketable equity securities	802,959	953,475
Advances receivable from members	44,223	3,098

Total current assets	855,791	996,759

Office equipment, less accumulated depreciation of $8,010 in 2001 and $4,524 in 2000	27,608	31,094
Security deposits	7,848	7,848
Deferred offering costs	855,370	690,285

Total assets	$1,746,617	$1,725,986

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities
Accounts payable	$234,425	$175,492
Advances payable to member	25,354	45,413
Capital lease obligation – office equipment	11,855	14,617

	271,634	235,522

Members’ capital	1,603,514	1,612,797
Member’s capital contribution note	(128,531)	(122,333)

Members’ capital, net	1,474,983	1,490,464

Total liabilities and members’ capital	$1,746,617	$1,725,986

The accompanying notes are an integral part of these balance sheets.

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

             For further information, refer to the audited balance sheet and footnotes thereto included in Cornerstone Realty Fund’s Annual Report on Form 10-K for the year ended December 31, 2000.

Consolidation

             The consolidated balance sheets include the accounts of the Company and the Funds. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates the Funds because it has control over all activities of the Funds and has provided 100% of the Funds’ required advances and capital contributions.

Use of Estimates

             The preparation of the consolidated balance sheets in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the balance sheets and accompanying notes. Actual results could differ materially from those estimates in the near term.

Fair Value of Financial Instruments

             The Company believes all of the financial instruments’ recorded values approximate current values.

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

             Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of members’ capital. The cost of investments sold is determined on the specific identification or the first-in, first-out method. As of June 30, 2001 and December 31, 2000, all marketable equity securities are classified as available-for-sale securities and are carried on the balance sheets at their aggregate fair values of $802,959 and $953,475, respectively.  The cost of and unrealized loss on these securities are $1,038,234 and $235,275, respectively, at June 30, 2001, and $1,048,946 and $95,471, respectively, at December 31, 2000. As of July 31, 2001, the fair market value of these securities amounted to approximately $785,000.

             The marketable equity securities were contributed to the Company by certain members as their capital contributions. The purpose of the contributions was to maintain the Company’s net worth as specified in the operating agreement, as amended. The operating agreement requires that the securities be held in segregated accounts of the Company (“Special Accounts”) apart from other assets and that the Special Accounts are not to be used by the Company for any purpose other than to maintain the Company’s net worth as specified in the operating agreement. If any of the assets in the Special Accounts are used to pay Company expenses or fund any of the Company’s investees, the funds withdrawn are to earn interest at the prevailing prime commercial lending rate plus two percentage points. Any amounts withdrawn from the Special Accounts, plus interest thereon, are to be repaid into the Special Accounts prior to any other payments or distributions to the members. The funds in the Special Accounts are to be invested at the direction of the contributing members or their designees. At June 30, 2001, due to the decline in the fair market value of the securities, the aggregate fair market value of the securities in the Special Accounts was less than the $1,000,000 aggregate initial capital contribution of the members contributed into the Special Accounts. In the event that the aggregate fair market value of the assets held in any Special Account is less than the initial capital contribution of the contributing member, then the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member’s equity ownership percentage as specified in the operating agreement.

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

3. Related Party Transactions

             Advances receivable from members include $40,956 advanced to Ventures. Such advances do not bear interest and are due upon demand.

             The advances payable to member bears simple interest at the prevailing prime commercial lending rate plus two percentage points.

                The member’s capital contribution note represents a $100,000 revolving note receivable from Ventures. The note bears interest at the prevailing prime commercial lending rate plus two percentage points. The note matures on December 2, 2001 and is secured by Ventures’ interest in a California general partnership and is personally guaranteed by the sole shareholder of Ventures. Accrued interest receivable of $28,531 and $22,333 has been added to the note receivable balance at June 30, 2001 and December 31, 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

             The fund is in the organizational stage.  The fund’s organizational  activities have been financed to date through advances from Cornerstone Industrial Properties, LLC, the fund’s managing member.  The fund will continue to incur organizational and offering expenses until it has completed the sale of the units in the fund’s public offering.  The fund is currently dependent on its ability to obtain capital contributions and advances in order for it to meet its obligations as they become due.  The managing member believes that it has sufficient liquid assets available to finance all capital contributions that will be required to pay for the fund’s obligations as they come due prior to the closing of the minimum offering (see the managing member’s balance sheet included elsewhere in this quarterly report on Form 10-Q).  In the event that the managing member does not have sufficient liquid assets, the terms of its operating agreement indicate that its members may be asked to make additional contributions;  however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance.  In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the percentage interest of its non-contributing members.

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

Results of Operations

             The fund is in the organizational stage and the fund has generated no revenues.  The fund’s expenses, including interest on advances, aggregated $48,632 and $124,928 for the six months ended June 30, 2001 and 2000, respectively.   Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

             As of June 30, 2001, the fund had $897,707 in unsecured advances payable to its managing member.  These advances have no specified maturity date and bear interest at the prevailing prime commercial lending rate plus two percentage points and, accordingly, are subject to interest rate fluctuations.

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

August 13, 2001                         CORNERSTONE REALTY FUND, LLC

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