Form 10-Q
period 2001-09-30
CORNERSTONE REALTY FUND LLC
filed 2001-11-14
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

YES ☒          NO ☐

As of November 12, 2001, the fund had no units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

Cornerstone Realty Fund, LLC

Balance Sheets at September 30, 2001 and December 31, 2000

Statements of Operations for the Three Months and Nine Months ended September 30, 2001 and September 30, 2000

Statements of Members’ Deficit for the Nine Months ended September 30, 2001 and at December 31, 2000

Statements of Cash Flows for the Nine Months ended September 30, 2001 and September 30, 2000

Notes to Financial Statements

Cornerstone Industrial Properties, LLC

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000

Notes to Consolidated Balance Sheets

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
Cash	$–	$4,500
Office equipment, less accumulated depreciation of $1,747 in 2001 and $1,321 in 2000	1,107	1,533
Total assets	$1,107	$6,033

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities
Accounts payable	$144,107	$114,798
Advances payable to managing member	1,002,248	722,041
	1,146,355	836,839
Members’ deficit (100,000 units authorized, none issued or outstanding)	(1,145,248)	(830,806)
Total liabilities and members’ deficit	$1,107	$6,033

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Expenses
General and administrative expenses	$70,011	$12,956	$84,593	$58,933
Consulting fees to related party	–	2,691	–	62,839
Interest expense on advances payable to managing member	18,641	16,931	52,691	35,734
Net loss	$(88,652)	$(32,578)	$(137,284)	$(157,506)

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

STATEMENTS OF MEMBERS’ DEFICIT

	Nine Months Ended	Year Ended
	September 30, 2001	December 31, 2000
	(Unaudited)

Deficit at beginning of period	$(830,806)	$(405,120)
Capital contributions	–	56,947
Deferred offering costs	(177,158)	(315,268)
Net loss	(137,284)	(167,365)

Members’ deficit at end of period	$(1,145,248)	$(830,806)

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(137,284)	$(157,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	426	426
Changes in operating assets and liabilities
Accounts payable	29,309	109,505
Net cash used in operating activities	(107,549)	(47,575)

FINANCING ACTIVITIES
Deferred offering costs	(177,158)	(299,291)
Advances from managing member	280,207	261,998
Capital contributions	–	89,368
Net cash provided by financing activities	103,049	52,075

Net change in cash	(4,500)	4,500

Cash at beginning of period	4,500	–

Cash at end of period	$–	$4,500

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3. Related Party Transactions

In order to fund its initial operating costs, the Fund has received unsecured advances amounting to $1,002,248 from CIP through September 30, 2001. These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $18,641 and $16,931 during the three months ended September 30, 2001 and 2000, respectively, and $52,691 and $35,734 during the nine months ended September 30, 2001 and 2000, respectively, was incurred on these advances. The accrued interest incurred through September 30, 2001 has been added to the advances payable balance. These advances and accrued interest are expected to be repaid with proceeds from the offering of units.

During the nine months ended September 30, 2001 and 2000, the managing member provided the Fund with office space at no charge.

During the three months ended September 30, 2000 and the nine months ended September 30, 2000, $2,691 and $62,839, respectively, was paid to employees of CIP’s managing member for services related to the planned offering of units.

The managing member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement.

CORNERSTONE INDUSTRIAL PROPERTIES, LLC
(a California Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2001	2000
	(Unaudited)

Current assets
Cash	$8,442	$40,186
Marketable equity securities	670,282	953,475
Advances receivable from members	255,304	3,098
Total current assets	934,028	996,759

Office equipment, less accumulated depreciation of $9,753 in 2001 and $4,524 in 2000	25,865	31,094
Security deposits	7,848	7,848
Deferred offering costs	867,443	690,285
Total assets	$1,835,184	$1,725,986

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities
Accounts payable	$214,886	$175,492
Advances payable to member	14,000	45,413
Capital lease obligation – office equipment	10,384	14,617
	239,270	235,522

Members’ capital	1,727,343	1,612,797
Member’s capital contribution note	(131,429)	(122,333)
Members’ capital, net	1,595,914	1,490,464
Total liabilities and members’ capital	$1,835,184	$1,725,986

The accompanying notes are an integral part of these balance sheets.

CORNERSTONE INDUSTRIAL PROPERTIES, LLC

(a California Limited Liability Company)

NOTES TO CONSOLIDATED BALANCE SHEETS (Unaudited)

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated balance sheets have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and footnotes and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not disclose all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.

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

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of members’ capital. The cost of investments sold is determined on the specific identification or the first-in, first-out method. As of September 30, 2001 and December 31, 2000, all marketable equity securities are classified as available-for-sale securities and are carried on the balance sheets at their aggregate fair values of $670,282 and $953,475, respectively.  The cost of and unrealized loss on these securities are $1,028,297 and $358,015, respectively, at September 30, 2001, and $1,048,946 and $95,471, respectively, at December 31, 2000. As of October 31, 2001, the fair market value of these securities amounted to approximately $693,000.

The marketable equity securities were contributed to the Company by certain members as their capital contributions. The purpose of the contributions was to maintain the Company’s net worth as specified in the operating agreement, as amended. The operating agreement requires that the securities be held in segregated accounts of the Company (“Special Accounts”) apart from other assets and that the Special Accounts are not to be used by the Company for any purpose other than to maintain the Company’s net worth as specified in the operating agreement. If any of the assets in the Special Accounts are used to pay Company expenses or fund any of the Company’s investees, the funds withdrawn are to earn interest at the prevailing prime commercial lending rate plus two percentage points. Any amounts withdrawn from the Special Accounts, plus interest thereon, are to be repaid into the Special Accounts prior to any other payments or distributions to the members. The funds in the Special Accounts are to be invested at the direction of the contributing members or their designees. At September 30, 2001, due to the decline in the fair market value of the securities, the aggregate fair market value of the securities in the Special Accounts was less than the $1,000,000 aggregate initial capital contribution of the members contributed into the Special Accounts. In the event that the aggregate fair market value of the assets held in any Special Account is less than the initial capital contribution of the contributing member, then the Manager may require such member to make an additional capital contribution to the extent of the difference. In the event such member defaults in making an additional capital contribution, the Company may obtain the shortfall from a third party and may dilute the defaulting member’s equity ownership percentage as specified in the operating agreement.

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

3. Related Party Transactions

Advances receivable from members at September 30, 2001 include $235,120 advanced to Ventures. Such advances do not bear interest and are due upon demand.

The advances payable to member bears simple interest at the prevailing prime commercial lending rate plus two percentage points.

The member’s capital contribution note represents a $100,000 revolving note receivable from Ventures. The note bears interest at the prevailing prime commercial lending rate plus two percentage points. The note matures on December 2, 2001 and is secured by Ventures’ interest in a California general partnership and is personally guaranteed by the sole shareholder of Ventures. Accrued interest receivable of $31,429 and $22,333 has been added to the note receivable balance at September 30, 2001 and December 31, 2000, respectively.

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The fund is in the organizational stage.  The fund’s organizational  activities have been financed to date through advances from Cornerstone Industrial Properties, LLC, the fund’s managing member.  The fund will continue to incur organizational and offering expenses until it has completed the sale of the units in the fund’s public offering.  The fund is currently dependent on its ability to obtain capital contributions and advances in order for it to meet its obligations as they become due.  The managing member believes that it will have sufficient liquid assets available to finance all capital contributions that will be required to pay for the fund’s obligations as they come due prior to the closing of the minimum offering (see the managing member’s balance sheet included elsewhere in this quarterly report on Form 10-Q).  In the event that the managing member does not have sufficient liquid assets, the terms of its operating agreement indicate that its members may be asked to make additional contributions;  however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance.  In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the ownership of its non-contributing members.

Provided the fund is able to sell the minimum offering of 6,000 units, the fund will use the gross offering proceeds received from the sale of units to pay offering and other organizational expenses and to reimburse the managing member for amounts advanced for organizational and other expenses.  Any such expenses incurred by the managing member on behalf of the fund, that are not reimbursed by the fund, will be reflected as a capital contribution to the fund by the managing member.

Capital Resources

The fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves.  The fund has not identified any properties which it may purchase and has not made any material commitment for capital expenditures.

Results of Operations

The fund is in the organizational stage and the fund has generated no revenues.  The fund’s expenses, exclusive of offering costs, aggregated $137,284 and $157,506 for the nine months ended September 30, 2001 and 2000, respectively.  Offering costs aggregated $177,158 and $299,291 for the nine months ended September 30, 2001 and 2000, respectively.  Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001, the fund had $1,002,248 in unsecured advances payable to its managing member.  These advances have no specified maturity date and bear interest at the prevailing prime commercial lending rate plus two percentage points and, accordingly, are subject to interest rate fluctuations.

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

November 14, 2001	CORNERSTONE REALTY FUND, LLC

	By:	CORNERSTONE INDUSTRIAL PARTNERS, LLC
Its Managing Member

		By:	CORNERSTONE VENTURES, INC.
Its Manager

			By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)