Form 10-K405
period 2001-12-31
CORNERSTONE REALTY FUND LLC
filed 2002-04-01
CIK 1073149

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:  333-76609

CORNERSTONE REALTY FUND, LLC

(Exact name of the registrant as specified in its charter)

California	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4590 MacArthur Blvd, Suite 610, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (949) 852-1007

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $4,138,500 as of March 15, 2002 based upon the price at which the units of membership interest were sold.

Documents incorporated by reference. None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

PART I

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

The fund’s managing member is Cornerstone Industrial Properties, LLC, a California limited liability company.  The fund’s managing member is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 7, 2001, the fund commenced a public offering of its units of membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933.  The fund seeks to raise a maximum amount of $25,000,000.  The managing member has the right to have the fund raise up to an additional $25,000,000.

As of December 5, 2001, the fund sold the minimum offering of units resulting in gross proceeds of $3,000,000.  The fund has not acquired any properties.

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

The fund will attempt to acquire properties at prices below what the managing member estimates the new development cost of a similar property located within the same competitive geographic area to be.  In stabilized market areas where tenant demand for space is high, when a tenant’s lease expires, the tenant may not be able to find a competitive space to rent.  In high tenant demand locations, rental rates and property values should eventually increase to the levels necessary to justify the construction of competitive properties.  The increase in rental rates and property values is expected to occur to balance out the high levels of tenant demand for space as compared to the restricted amounts of available space for a tenant to choose from.  If this occurs, the fund could experience financial gain as a result of having acquired properties at prices below their new development cost.

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

Of all businesses in the United States, approximately 80% are classified as “small business.”  Office parks serve businesses that are generally service oriented.  Industrial parks accommodate businesses that need both office and warehouse space.  The primary difference between these two types of buildings is the percentage of office space within a given unit.  We will acquire multi-tenant industrial business parks with varying percentages of interior office improvements.  We may acquire properties with interior office improvements approaching 100% which will have limited or no warehouse or assembly space.

The typical multi-tenant industrial business park includes 100,000 square feet of rentable space with rental unit sizes ranging from 500 square feet to 30,000 square feet.  This type of property accommodates tenant’s growth patterns.  For example, a 1,200 square foot tenant may grow to 2,400 square feet by leasing the adjacent unit.  This flexibility diversifies the owner’s risk of losing a tenant as the tenant’s business grows.  A single-tenant industrial building cannot accommodate a tenant’s growth.

One of the most attractive features of multi-tenant industrial business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants.  A multi-tenant industrial business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant industrial business parks can accommodate this growth via a tenant’s expansion into multiple units.  It is not uncommon to see a tenant occupy 2 to 4 units as its business expands.  In difficult economic times, a tenant’s space requirements often contract.  Many tenants who previously outgrew their space in a multi-tenant industrial business park, move back during periods of contraction since they can no longer afford the larger facility they leased.  Tenants move through this type of property in growing and declining economies.

These factors contribute to the advantage of shorter lease terms inherent in multi-tenant industrial business parks.  Lease terms generally range from month-to-month to 5 years.  The average lease term is 2 to 3 years.  Leasing activity is typically more diversified with smaller-size tenants.  The managing member views regularly expiring leases with varying lease terms as an attractive diversification feature of multi-tenant industrial business parks.  The most significant benefit of shorter term leases is that we can adjust the rents upward to market more rapidly in an upward trending market.  In a downward trending rental rate market, tenants tend to renegotiate lease terms downward whether or not they have entered into long-term leases.  Leasing for properties that we purchase will contain stipulated rent escalation provisions when market conditions allow.  After rental adjustment, a property’s income and the resulting cash flow will adjust accordingly.

The managing member believes that multi-tenant industrial business parks offer specific characteristics that may support an investor’s portfolio diversification strategy.

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

Buildings:  The actual buildings contained in any project will generally be rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods.  Building sizes will generally range from 5,000 to 200,000 square feet divided into leasable unit sizes ranging from 500 square feet to 30,000 square feet.  The fund will generally look for the following building features:

•                  Functional site plan offering ample tenant parking and good truck and car circulation

•                  Multiple truck doors with ground level and dock high loading

•                  Ceiling clear heights in each tenant space from 14 feet to 24 feet

•                  Attractive front entry and visibility with a location for tenant’s address and sign

•                  Quality office improvements including private offices, restrooms and reception area

•                  Minimum of 100 amps of electrical service

•                  Heating, ventilating and air conditioning systems for the office area

•                  Fire sprinklers where required by local governmental agencies

The fund will evaluate a property’s physical condition and, if capital improvements are necessary, will incorporate this into the acquisition analysis for the property.

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

The Asset Management Function.

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  The managing member will perform the asset management function for the fund. The managing member through Cornerstone Ventures, Inc. will perform the following asset management services for us:

•                  Create and implement an individualized plan for enhancing the profitability and value of each property

•                  Supervise the day-to-day operations of property managers assigned to each property

•                  Select and supervise the on-going marketing efforts of leasing agents responsible for marketing the property to prospective tenants

•                  Coordinate semi-annual rental surveys of competitive projects in the local geographic area  — this function is designed to maintain the property at the highest possible rental rates allowable in the market where the property is located

•                  Approve lease terms negotiated by leasing agents with new tenants and tenants renewing their leases — this includes making sure that lease rates being attained are in line with market conditions as well as in line with the then current operating plan for the property

•                  Review and approve any capital improvements necessary at the property, including tenant improvements necessary to lease space

•                  Supervise the collection of rent and resolution of tenant lease defaults

•                  Review monthly financial reports prepared by property managers with a focus on improving the cost efficiency of operating the property

•                  Prepare annual property operating budgets for review and approval by senior management

•                  Prepare regular updates regarding operations of the property as compared to budget estimates

Property Management Services.

The managing member is responsible for providing property management services for the fund’s properties.  The managing member through Cornerstone Ventures, Inc. will be responsible for overseeing all day-to-day operations for each property.

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

Competition.

The fund will experience competition from other buyers in acquiring properties.  The fund will also experience competition for tenant from owners and managers of competing projects which many include the managing member and its affiliates.  As a result, the fund may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on the fund’s results of operations.  At the time the fund elects to dispose of its properties, the fund will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Employees and Consultants.

The fund has no direct employees.  Employees of Cornerstone Ventures, Inc., the managing member of the fund’s managing member, will perform a full range of real estate services including property acquisition, leasing, property management, accounting, asset management and investor relations for the fund.  The managing member will also engage consultants to assist the fund with these services where the managing member deems this to be in the best interests of the fund.  See Item 13 — “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to the managing member and its affiliates for these services.

Financial Information about Geographic Areas.

The fund had no revenues from external customers for the years 2001 and 2000.

The fund has no long-lived assets.

Item 1A.   Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

The fund makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, and filings with the Securities and Exchange Commission. For such statements, the fund claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the fund, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of the fund speaks only as of the date on which such statement is made. The fund’s forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision.

In addition to other matters identified or described by the fund from time to time in filings with the SEC, there are several important factors that could cause the fund’s future results to differ materially from historical results or trends, results anticipated or planned by the fund, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of the fund. Some of these important factors, but not necessarily all important factors, include the following:

We will not be able to diversify our investments unless we raise additional funds.  Our ability to reduce risk by purchasing multiple properties in different geographic areas will be limited by the amount of funds we raise in our public offering.  We will consider the purchase of properties with prices ranging between $2.5 million and $15 million.  We may not sell all of the units we are offering.  As of March 15, 2002, we have raised gross proceeds of $4,141,000.   Unless we raise additional funds, we may be able to acquire only one property.

We may not generate sufficient cash for distributions  If the rental revenues from the properties we acquire do not exceed our operating expenses, we will not be able to make cash distributions until such time as we sell a property.

Cornerstone Ventures, Inc. and its officers also have management responsibilities to other entities.  Cornerstone Ventures, Inc. may have conflicts of interests in allocated management time between us and other entities.  These other entities purchase, operate and sell the same type of properties which we will be purchasing.  Our managing member which is operated by Cornerstone Ventures, Inc. may have conflicts of interest in determining which entity will acquire a particular property.  A conflict could also arise in deciding whether or not to sell a property since the interest of the managing member and the interests of our unit holders may differ as a result of their financial and tax position and the compensation to which our managing member or affiliates may be entitled to receive upon the sale of a property.

A delay in our purchase of properties may delay distributions.  We have not identified any properties we plan to purchase. Our ability to achieve our investment objectives and to make cash distributions to our unit holders depends upon the properties we purchase.   There may be a substantial period of time before we purchase a property, which would delay our making distributions to our unit holders.

We may not be able to purchase desirable income-producing properties on purchase terms which will  be economically attractive.  There can be no assurance that we will be successful in purchasing properties with financially attractive terms or that, if we purchase properties, the properties we purchase will be desirable properties or will increase in value.

Multi-tenant industrial properties accommodating small business tenants have a substantial on-going risk of tenant lease defaults.  If a tenant defaults on a lease, we will generally lose rental income and have to pay legal costs, repair costs and re-leasing commissions.  We may be unable to re-lease the property for as much rent as we previously received.  We may incur additional expenditures in re-leasing the property.  We could experience delays in enforcing our rights and collecting rents due from a defaulting tenant.

Risks we do not control will affect the value of our properties.  The values of the properties we purchase will be affected by:

•                  changes in the general economic climate

•                  oversupply of space or reduced demand for real estate in local  area

•                  competition from other available space

•                  governmental regulations

•                  changes in zoning or tax laws

•                  interest rate levels

•                  availability of financing

•                  potential liability under environmental laws

These factors may cause our rental income and the value of our properties to decrease and may make it difficult for us to sell properties.

We may experience uninsured losses on our properties  We intend to obtain commercial general liability insurance and property damage insurance on our properties.  We believe this insurance will be adequate to cover most risks.  We may not obtain earthquake insurance on our properties due to the lack of available and affordable earthquake insurance.  If one of our properties sustains damage as a result of an earthquake, we may incur substantial losses and lose our investment in the property.  If we, as a property owner, incur any liability which is not fully covered by insurance, we would be liable for such amounts.

We may be subject to environmental liabilities  An owner or operator of real estate may be required by various federal and state environmental laws and regulations to investigate and clean up hazardous or toxic substances, asbestos containing materials, or petroleum product releases at the property.  The presence of contamination or the failure to remedy contamination will adversely affect the owner’s ability to sell or lease real estate.  The owner or operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination.

We will obtain satisfactory Phase I environmental assessments on each property we purchase.  A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination.  A Phase I assessment includes only non-invasive testing.  Where indicated, we may also obtain a Phase II assessment of the property.  A Phase II assessment involves further exploration and may include soils testing, lead paint testing or asbestos testing.  The managing member may determine that a Phase I or Phase II environmental assessment is satisfactory even if an environmental problem exists and has not been resolved at the time we purchase the property.  This could happen if the seller has agreed in writing to pay for any costs we incur or if the managing member determines that the problem is minor or can be easily remediated by us at a reasonable cost.  It is possible that a seller will not be able to pay the costs we incur or that the managing member may underestimate the cost of remediation.  It is also possible that all environmental liabilities will not be identified or that a prior owner, operator or current occupant has created an environmental condition which we do not know about.  We are unable to assure you that future laws, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground storage tanks or groundwater contamination.

We will not seek any rulings from the Internal Revenue Service regarding any tax issues.  We are relying on opinions of our legal counsel.  The opinions are based upon representations and assumptions and conditioned upon the existence of specified facts.  The opinions are not binding on the IRS or the courts.

If we lose our “partnership” status we would be taxed as a corporation.  Our legal counsel has advised us that we will be treated as a “partnership” for federal income tax purposes and that we will not be treated as an association taxable as a corporation, subject to the publicly-traded partnership rules discussed below.  If we were to be reclassified as an association taxable as a corporation, we would be taxed on our net income at rates of up to 35% for federal income tax purposes.  All items of our income, gain, loss, deduction, and credit would be reflected only on our tax returns and would not be passed through to our unit holders.  If we were treated as a corporation, distributions to our unit holders would be ordinary dividend income to the extent of our earnings and profits, and the payment of such dividends would not be deductible by us.

If we are classified as a “publicly traded partnership” we would be taxed as a corporation. The application of “publicly traded partnership” rules to us will be based upon future facts.  The IRS may determine that we will be treated as a “publicly-traded partnership” if our units are publicly traded or frequently transferred.  We have included provisions in the operating agreement designed to avoid this result.  Our classification as a “publicly-traded partnership” could result in our being taxed as a corporation.  Our net income could be treated as portfolio income rather than passive income.

The IRS may challenge our allocations of income, gain, loss, and deduction.  The operating agreement provides for the allocation of income, gain, loss and deduction among the unit holders.  The rules regarding partnership allocations are complex.  It is possible that the IRS could successfully challenge the allocations in the operating agreement and reallocate items of income, gain, loss or deduction in a manner which reduces benefits or increases income allocable to you.

The IRS may disallow deduction of fees and expenses or reallocate basis.  The IRS may challenge or disallow our deduction of some or all fees and expenses.  The IRS could seek to reallocate our basis in properties among land, improvements and personal property.  This could result in reduced tax losses or increased income without a corresponding increase in net cash flow to our unit holders.

Future events may result in federal income tax treatment of us and our unit holders that is materially and adversely different from the current tax treatment.  Changes in current law, including the internal revenue code, the treasury regulations, administrative interpretations, and court decisions, could affect taxable years arising before and after such events.  There can be no assurance that future legislation and administrative interpretations will not be applied retroactively.

Item 2.  Description of Property

The managing member provides the fund with office space for the fund’s operations without charge.

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

PART II

Item 5.  Market for Membership Interests and Related Member Matters

As of March 15, 2002, the fund had 8,282 outstanding units of membership interest.  The fund is offering units of membership interest for a capital contribution of $500 per unit.  There is no established public trading market for the fund’s membership interests and it is not anticipated that a public trading market for the units will develop.  Under the fund’s operating agreement, the managing member has the right to refuse to permit the transfer of units in its reasonable discretion.

As of March 15, 2002, the fund had accepted subscriptions to purchase 8,282 units of membership interest for $4,141,000.  The sale of the units of membership interest is being made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

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

The fund has made $4,868 in distributions since its inception. Following completion of its public offering and the acquisition of properties, the fund contemplates making distributions to its members quarterly but distributions may be made more or less frequently.

Item 6.  Selected Financial Data

The selected financial information set forth below has been derived from the fund’s financial statements for the years ended December 31, 1999, 2000 and 2001, which have been audited by Ernst & Young LLP and should be read in conjunction with the financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

The following selected financial data are derived from the financial statements of Cornerstone Realty Fund, LLC.  The data should be read in conjunction with the financial statements, related notes, and other financial information included herein and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

Statement of Operations Data

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Period from October 28, 1998 (Inception) to December 31, 1998
Revenues	$8,319	$-0-	$-0-	$-0-
Net loss	(186,080)	(167,365)	(166,176)	(61,594)
Net loss per unit	N/A	N/A	N/A	N/A
Cash distributions per unit	N/A	N/A	N/A	N/A

Balance Sheet Data

	As of December 31
	2001	2000
Total assets	$2,493,943	$6,033
Total liabilities (all current)	196,945	343,221

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity.

As of March 15, 2002, the fund has received $4,141,000 of gross proceeds from the sale of membership units, which have been registered for sale under the Securities Act of 1933, as amended, and under various state securities laws.  Prior to the closing of the sale of the minimum offering of 6,000 units in December 2001, the fund’s organizational activities were financed through advances from the managing member.  A portion of those advances has been reimbursed from the proceeds received by the fund from the offering.  The fund will continue to incur organizational and offering expenses until it has completed the sales of its membership units.

The fund has been dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they have come due.  The managing member intends to continue providing such capital contributions and advances until the proceeds from the fund's public offering are sufficient for the fund to meet its obligations as they come due.  If necessary, the terms of the managing member’s operating agreement indicate that its members may be asked to make additional contributions; however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance.  In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the percentage interest of its non-contributing members.

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

Capital Resources.

The fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves.  The fund has not identified any properties which it may purchase and has not made any material commitment for capital expenditures.  The managing member believes prices for multi-tenant industrial property will be more favorable within the next six months and the fund will have more money and be able to make better acquisitions.

Results of Operations.

The fund is in the organizational stage and the fund has generated no operating revenues.  The fund’s expenses, including interest on advances, aggregated $166,176 for the year ended December 31, 1999, aggregated $167,365 for the year ended December 31, 2000 and aggregated $194,399 for the year ended December 31, 2001.  Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.  The fund will continue to have losses until rental revenues from properties acquired exceed operating and other expenses of the fund.

Forward Looking Statements.

The Private Securities Litigation Reform Act provides a “safe harbor” for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition.  Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The fund invests its cash and cash equivalents in a U.S. government backed money market fund which, by its nature, is not subject to significant interest rate fluctuations.

As of December 31, 2001, the fund had $63,253 in borrowings.  The borrowings are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and related notes are contained on pages F-1 to F-8 of this report.  The index to such items is included in Item 14(a).

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 10.  Managing Member

Cornerstone Industrial Properties, LLC is a California limited liability company which was organized solely for the purpose of being the managing member of the fund.  The manager of the managing member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of the managing member and provides many of the services necessary for the managing member to fulfill its responsibilities to the fund.  Cornerstone Ventures, Inc. brings together a unique blend of talent and experience.  Cornerstone Ventures, Inc. is the owner of 37.28% of the equity profits interests in the managing member and has sole voting control with respect to operations of the fund.  Terry G. Roussel is the sole shareholder of Cornerstone Ventures, Inc.

Terry G. Roussel, age 48, is one of the founding shareholders of the Cornerstone-related entities which commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer and sole shareholder of Cornerstone Ventures, Inc., the operating member of the Managing Member.  In 1993, Cornerstone-related entities were formed for the purpose of joint venturing in the acquisition and repositioning of multi-tenant industrial real estate with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc.  At the time of the joint venture with Cornerstone Ventures, Inc., Koll Management Services, Inc. was one of the largest managers and operators of commercial real estate in the United States.  In August 1997, Koll Capital Markets Group, Inc. was acquired by CB Richard Ellis (NYSE: CBG).  Mr. Roussel is responsible for the ongoing supervision, management and administration of Cornerstone Ventures, Inc., as well as related Cornerstone entities including ongoing joint ventures with Koll Capital Markets Group, Inc., and its parent company CB Richard Ellis.

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

Robert C. Peterson, age 42, is a Director of Cornerstone Ventures, Inc. As an officer of Koll Management Services, Inc., one of the largest managers and operators of commercial real estate in the United States, Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone in 1993 and the second joint venture between Koll and Cornerstone in 1995.

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

Mr. Peterson has 21 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

Mr. Peterson is a Certified Public Accountant (CPA), Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California.  Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

William H. McFarland, age 62, is Director of Cornerstone Ventures, Inc.  Mr. McFarland is the former Chief Executive Officer of Irvine Apartment Communities, the dominant owner and operator of apartment properties in the nation's largest master-planned community, Orange County's Irvine Ranch.

Prior to his position with Irvine Apartment Communities, Mr. McFarland was President and Chief Executive Officer of Irvine Community Development, the land development arm of the Irvine Company.

In 1996, Mr. McFarland was elected to the California Building Industry Foundation Hall of Fame, recognizing his housing industry leadership and his influence in the construction of more than 40,000 homes and apartments in California during his 32-year career.

Alfred J. Pizzurro, age 46, is Director and Senior Vice President of Cornerstone Ventures, Inc. as well as Principal of Pacific Cornerstone Capital, Inc., the Dealer Manager for the Cornerstone Realty Fund, LLC offering.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s Marketing and New Business Development activities since that time.

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

Joseph H. Holland, age 45, is a Director of Cornerstone Ventures, Inc. Mr. Holland is the former Commissioner of the New York State Division of Housing and Community Renewal. In this capacity, Mr. Holland headed the New York State Agency with more than two thousand employees. Mr. Holland was responsible for administering programs in the areas of community development, supervision of State-assisted housing developments and rent regulation in New York City and other municipalities. Mr. Holland held this position between 1995 and 1996.  Between 1985 and 1987, Mr. Holland was Chief Counsel for the New York Standing Committee on Housing and Community Development.

Mr. Holland is the 1991 recipient of the Volunteer Action Award, presented by President George Bush and the 1991 Entrepreneur of the Year Award, presented by New York Mayor David Dinkins.

Mr. Holland is currently a motivational speaker and consultant to Verizon Corporation. Of Counsel with the Law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area, and is the President of Holistic Hardware, Inc. which advises a nationwide network of social service and faith-based organizations in the development of welfare-to-work and community development programming.

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

Timothy C. Collins, age 53, is a Director of Cornerstone Ventures, Inc. and has been a consultant to Cornerstone during the formation of the Cornerstone Realty Fund, LLC.  Mr. Collins has been Founder and Principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

Since 1987, T.C. Collins & Associates has managed the construction of 1.2 million square feet of industrial property and has negotiated the disposition of over 2,000 acres of land for both residential and commercial /industrial use.

Between 1981 and 1985, Mr. Collins was one of the founders and served as Executive Vice President and Chief Financial Officer of Jet America Airlines. Further, Mr. Collins was President and Chief Operating Officer of MGM Grand Air, Inc. between 1986 and 1987.  Prior positions include Vice President of Finance for The Biddle Group, a real estate development company as well as Controller for Air California, Inc. and Senior Auditor for Arthur Andersen & Company.

Mr. Collins is a graduate of the University of Santa Clara and is a licensed Certified Public Accountant. He currently serves as a Director or Advisory Board Member for Oxidation Systems, Inc., Clougherty Packing Company (dba Farmer John Meats), Q.S.T. Travel Group and the Pacific Coast Sailing Foundation.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the fund’s managers and persons who beneficially own more than 10% of a registered class of the fund’s equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”).  Managers and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the fund with copies of all Section 16(a) forms they file.

During the period from January 1, 2001 through December 31, 2001, there were no Section 16(a) filings required.

Item 11.  Compensation of the Managing Member and Affiliates

No cash compensation or fees have been paid from the fund to the managing member or its affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no units of membership interest owned by the managing member as of December 31, 2001.  There are 5 units of membership interest owned by Terry G. Roussel as of December 31, 2001.

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

Type of Compensation and Recipient	Method of Compensation	Estimated Amount
ORGANIZATION AND OFFERING STAGE
Selling commissions payable to the dealer manager and participating brokers	Up to 8% of offering proceeds on the first $3,000,000 raised and 7% of offering proceeds thereafter.	$240,000 if 6,000 units are sold; $1,780,000 if 50,000 units are sold
Marketing support fee payable to the dealer manager and participating brokers	Up to 2.0% of offering proceeds less $30,000.	$30,000 if 6,000 units are sold; $470,000 if 50,000 units are sold
Reimbursement of non-accountable expenses payable to the dealer manager and participating brokers	Up to 1% of offering proceeds.	$30,000 if 6,000 units are sold; $250,000 if 50,000 units are sold
Due diligence expense allowance fee payable to the dealer manager and participating brokers	Up to 0.5% of offering proceeds.	$15,000 if 6,000 units are sold; $125,000 if 50,000 units are sold
Reimbursement to managing member and its affiliates for organizational and offering expenses	Reimbursement of actual expenses and costs.	Estimated at $120,000 if 6,000 units are sold or $1,000,000 if 50,000 units are sold but not determinable at this time
ACQUISITION STAGE
Acquisition fees payable to the managing member and its affiliates	None	None

Reimbursement to the managing member and its affiliates for acquisition expenses incurred in the acquisition of properties including non-refundable option payments on property not acquired, surveys, appraisals, title insurance and escrow fees, legal and accounting fees and expenses, architectural and engineering reports, environmental and asbestos audits, travel and communication expenses and other related expenses

	Reimbursement of actual expenses and costs.	Not determinable at this time.
OPERATIONAL STAGE
Fund administration supervisory fee payable to the managing member	None	None
Fixed asset management fee payable to the managing member	None	None
Property management fees payable to the managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly.	Not determinable at this time.
Property refurbishment supervision fee payable to the managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties.	Not determinable at this time.
Leasing commissions payable to the managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties

Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years.

Not determinable at this time.

Incentive share of net cash flow from operations payable to the managing member.

10% of net cash flow from operations each year until unitholders have received distributions equal to an 8%  per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations.

Not determinable at this time.
Reimbursement of actual cost of goods, materials and other services supplied to the fund by the managing member.	Reimbursement of actual expenses and costs.	Not determinable at this time.
LIQUIDATION STAGE

Property disposition fees payable to the managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties.  The managing member will not be given an exclusive right to sell our properties.

	Property disposition fees in an amount equal to 6% of the contract sales price of the property.	Not determinable at this time.
Incentive share of net sales proceeds payable to the managing member.

After the unitholders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unitholders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales.

Not determinable at this time.

Loans from and to Related Parties.

The managing member has advanced $1,043,949 to the fund.  The advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points.  $277,800 of these advances were repaid as of December 31, 2001 from a portion of the gross proceeds received by the fund in December 2001 as a result of the closing of the sale of the minimum of 6,000 units of membership interest.  The fund will also use the gross offering proceeds received from the sale of units to pay offering and other organizational expenses.  The fund will not reimburse the managing member for any amounts advanced for organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering.  Any such expenses incurred by the managing member on behalf of the fund, that are not reimbursed by the fund, will be reflected as a capital contribution to the fund by the managing member with an offsetting expense recognized in the fund’s statement of operations.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (i)       Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K:

CORNERSTONE REALTY FUND, LLC

Report of Independent Auditors

Balance Sheets as of December 31, 2001 and 2000

Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

Statements of Members’ Capital (Deficit) for the Years Ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

(a) (ii)      Financial Statement Schedules

Not applicable.

(a) (iii)     Exhibits

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

(b)                                 Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized this 27th day of March, 2002.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
Its Managing Member

By:	CORNERSTONE VENTURES, INC.
Its Manager

	By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity as and on the date indicated.

Signature	Title	Date
/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	March 27, 2002
Terry G. Roussel

/s/ ROBERT C. PETERSON	Director of Cornerstone Ventures, Inc.	April 1, 2002
Robert C. Peterson

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	March 27, 2002
Alfred J. Pizzuro

	Director of Cornerstone Ventures, Inc.	March , 2002
Joseph H. Holland

/s/ TIMOTHY C. COLLINS	Director of Cornerstone Ventures, Inc.	April 1, 2002
Timothy C. Collins

	Director of Cornerstone Ventures, Inc.	March , 2002
William H. McFarland

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Auditors

To the Members

Cornerstone Realty Fund, LLC

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”), as of December 31, 2001 and 2000, and the related statements of operations and members’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Irvine, California

March 15, 2002

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

BALANCE SHEETS

	December 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$2,493,073	$4,500
Office equipment, less accumulated depreciation of $1,984 in 2001 and $1,321 in 2000	870	1,533
Total assets	$2,493,943	$6,033

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)

Current liabilities
Accounts payable	$133,692	$114,798
Advances payable to managing member	63,253	228,423
	196,945	343,221
Members’ capital (deficit) (100,000 units authorized, 6,186 units issued and outstanding in 2001 and none issued or outstanding in 2000)	2,296,998	(337,188)
Total liabilities and members’ capital (deficit)	$2,493,943	$6,033

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Interest and dividend income	$8,319	$—	$—

Expenses
General and administrative expenses	(125,712)	(113,458)	(48,420)
Consulting fees to related party	—	—	(96,585)
Interest expense on advances payable to managing member	(68,687)	(53,907)	(21,171)
Total expenses	(194,399)	(167,365)	(166,176)

Net loss	$(186,080)	$(167,365)	$(166,176)

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

Balance, December 31, 1998	$(60,594)
Net loss	(166,176)

Balance, December 31, 1999	(226,770)

Capital contributions	56,947
Net loss	(167,365)

Balance, December 31, 2000	(337,188)

Capital contributions	56,532
Net proceeds from offering	2,768,602
Distributions to unitholders	(4,868)
Net loss	(186,080)

Balance, December 31, 2001	$2,296,998

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
operating activities
Net loss	$(186,080)	$(167,365)	$(166,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	663	570	483
Changes in operating assets and liabilities
Accounts payable	18,894	109,563	(15,432)
Net cash used in operating activities	(166,523)	(57,232)	(181,125)

INVESTING activities
Purchases of office equipment	—	—	(552)
Net cash used in investing activities	—	—	(552)

financing activities
Advances from managing member	112,630	4,785	181,677
Repayment of managing member advances	(277,800)	—	—
Net proceeds from offering	2,768,602	—	—
Capital contributions	56,532	56,947	—
Distributions to unitholders	(4,868)	—	—
Net cash provided by financing activities	2,655,096	61,732	181,677

Increase in cash and cash equivalents	2,488,573	4,500	—

Cash and cash equivalents at beginning of year	4,500	—	—

Cash and cash equivalents at end of year	$2,493,073	$4,500	$—

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998. The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company (“CIP”), as the managing member, and Terry G. Roussel, an individual. The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties. The Fund issues and sells in a public offering equity interests (“units”) in the Fund and admits the new unitholders as members of the Fund.

The Fund has been dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they have come due. The managing member intends to continue providing such capital contributions and advances until the proceeds from the Fund’s public offering are sufficient for the Fund to meet its obligations as they come due.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units for gross offering proceeds of $3,000,000.  As of March 15, 2002, the Fund has raised 8,282 units for gross offering proceeds of $4,141,000.

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

Net Sales Proceeds, as defined, will  be distributed first, 100% to the unitholders in an amount equal to their Invested Capital Contributions; then, 90% to the unitholders and 10% to the managing member until the unitholders have received an amount equal to the unpaid balance of their aggregate 8% cumulative, non-compounded annual return on their Invested Capital Contributions; and thereafter, 50% to the unitholders and 50% to the managing member.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.

Office Equipment

Office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful life of the office equipment is five years.

Deferred Offering Costs

Specific incremental costs incurred in connection with the offering of membership units are advanced by the managing member. Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the managing member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the managing member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the managing member, with an offsetting expense recognized in the Fund’s statement of operations.

Deferred offering costs advanced by the managing member for the years ended December 31, 2001 and 2000 are as follows:

Balance, December 31, 1999	$178,350
Deferred offering costs advanced	315,268

Balance, December 31, 2000	493,618

Deferred offering costs advanced	332,998
Deferred offering costs repaid	(123,720)

Balance, December 31, 2001	$702,896

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

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 account balances to conform to the 2001 presentation.

3. Related Party Transactions

In order to fund its initial operating costs through December 31, 2001, the Fund has received cumulative unsecured advances from CIP of deferred offering costs in the amount of $826,616 and other advances in the amount of $217,333.  During December 2001, the Fund repaid CIP $123,720 in deferred offering costs and $154,080 of other advances.  At December 31, 2001, unreimbursed deferred offering costs advanced by CIP totaled $702,896.  As of December 31, 2001, advances payable to the managing member were $63,253.  These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points. Interest expense totaling $68,687, $53,907, and $21,171 for the years ended December 31, 2001, 2000 and 1999, respectively, was incurred on these advances. These advances and accrued interest are expected to be repaid with proceeds from the offering of units.  During the years ended December 31, 2001 and 2000, the managing member made capital contributions to the Fund in addition to advances for deferred offering costs in the amount of $56,532 and $56,947, respectively.

During the years ended December 31, 2001 and 2000, the managing member provided the Fund with office space at no charge. During the year ended December 31, 1999, the Fund incurred $11,651 in office rental expenses to a related party. These expenses are included in general and administrative expenses.

During the year ended December 31, 1999, $96,585 was paid to employees of CIP’s managing member for services related to the planned offering of units.

The managing member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  In addition, the Fund is to reimburse CIP for deferred offering costs advanced by CIP to the Fund in the amount of 4% of the gross proceeds from the offering of units.