Form 10-Q
period 2002-03-31
CORNERSTONE REALTY FUND LLC
filed 2002-06-05
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

(ISSUER’S TELEPHONE NUMBER)

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

YES   ☐    NO  ☒

As of April 30, 2002, the Company had 9,130 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at March 31, 2002 and December 31, 2001

Condensed Statements of Operations for the Three Months
  ended March 31, 2002 and March 31, 2001

Condensed Statements of  Members’ Capital (Deficit) for the Three Months ended
  March 31, 2002 and for the year ended December 31, 2001

Condensed Statements of Cash Flows for the Three Months ended
  March 31, 2002 and March 31, 2001

Notes to Condensed Financial Statements

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2002	December 31, 2001
	(Unaudited)

Cash and cash equivalents	$3,275,578	$2,493,073
Office equipment, less accumulated depreciation of $2,126 in 2002 and $1,984 in 2001	728	870
Total assets	$3,276,306	$2,493,943

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable	$42,092	$55,559
Advances payable to managing member	118,264	265,106
	160,356	320,665
Members’ capital (100,000 units authorized, 8,469 units issued and outstanding in 2002 and 6,186 units issued and outstanding in 2001)	3,115,950	2,173,278
Total liabilities and members’ capital	$3,276,306	$2,493,943

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2002	2001
Interest and dividend income	$11,798	$—
Expenses
General and administrative expenses	$(32,311)	$(1,835)
Interest expense on advances payable to managing member	(12,794)	(17,306)
Total expenses	(45,105)	(19,141)

Net loss	$(33,307)	$(19,141)

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

Balance, December 31, 2000	$(337,188)
Capital contributions	56,532
Net proceeds from offering	2,768,602
Deferred offering costs repaid to managing member	(123,720)
Distributions to unitholders	(4,868)
Net loss	(186,080)

Balance, December 31, 2001	$2,173,278
Net proceeds from offering (unaudited)	1,021,639
Deferred offering costs repaid to managing member (unaudited)	(45,660)
Net loss (unaudited)	(33,307)

Balance, March 31, 2002 (unaudited)	$3,115,950

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(33,307)	$(19,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142	142
Changes in operating assets and liabilities Accounts payable	(4,353)	(3,942)
Net cash used in operating activities	(37,518)	(22,941)

FINANCING ACTIVITIES
Advances from managing member	12,795	18,441
Repayment of managing member advances	(168,751)	—
Net proceeds from offering	1,021,639	—
Deferred offering costs repaid to managing member	(45,660)	—
Net cash provided by financing activities	820,023	18,441

Net change in cash	782,505	(4,500)

Cash at beginning of period	2,493,073	4,500

Cash at end of period	$3,275,578	$—

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998. The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company (“CIP” or “managing member”), as the managing member, and Terry G. Roussel, an individual. The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties. The Fund intends to issue and sell in a public offering equity interests (“units”) in the Fund and to admit the new unitholders as members of the Fund.

The Fund has been dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they have come due. The managing member intends to continue providing such capital contributions or advances until the proceeds from the Fund’s public offering are sufficient for the Fund to meet its obligations as they come due.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of April 30, 2002, the Fund has issued 9,130 units primarily to new unitholders for gross offering proceeds of $4,565,000.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the audited financial statements and footnotes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Reclassifications

Certain reclassifications have been made to the 2001 financial statement account balances to conform to the 2002 presentation.

3.  Deferred Offering Costs Advanced by Managing Member

                Deferred offering costs advanced by the managing member for the three months ended March 31, 2002 (unaudited) and for the year ended December 31, 2001 are as follows:

Deferred Offering Costs
Balance, December 31, 2000	$399,166
Costs advanced	225,597
Costs repaid	(123,720)
Balance, December 31, 2001	501,043
Costs advanced	43,531
Costs repaid	(45,660)
Balance, March 31, 2002	$498,914

Specific incremental costs incurred in connection with the offering of membership units are advanced by the managing member.  These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the managing member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the managing member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the managing member, with an offsetting expense recognized in the Fund’s statement of operations.  Through March 31, 2002, the Fund has received cumulative unsecured advances from CIP of deferred offering costs in the amount of $668,294.  Through March 31, 2002, the Fund repaid CIP $169,380 in deferred offering costs.  At March 31, 2002, unreimbursed deferred offering costs advanced by CIP totaled $498,914.

4. Related Party Transactions

In order to fund its initial operating costs, the Fund has received unsecured advances, including accrued interest, from CIP.  Through March 31, 2002, the Fund repaid $322,831 of these unsecured advances.  At March 31, 2002, advances payable to the managing member were $118,264.  These advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points.

During the three months ended March 31, 2002 and 2001, the managing member provided the Fund with office space at no charge.

The managing member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  In addition, the Fund is to reimburse CIP for deferred offering costs advanced by CIP to the Fund in the amount of 4% of the gross proceeds from the offering of units.   The Fund also reimburses CIP for 100% of initial operating costs advanced to the Fund.  Deferred offering and initial operating costs advanced to the Fund by CIP bear interest at the prevailing prime commercial lending rate plus two percentage points.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of April 30, 2002, the fund has received $4,565,000 of gross proceeds from the sale of membership units, which have been registered for sale under the Securities Act of 1933, as amended, and under various state securities laws.  Prior to the closing of the sale of the minimum offering of 6,000 units in December 2001, the fund’s organizational activities were financed through advances from the managing member.  A portion of those advances has been reimbursed from the proceeds received by the fund from the offering.  The fund will continue to incur organizational and offering expenses until it has completed the sales of its membership units.

The fund has been dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they have come due.  The managing member intends to continue providing such capital contributions or advances until the proceeds from the fund’s public offering are sufficient for the fund to meet its obligations as they come due.  If necessary, the terms of the managing member’s operating agreement indicate that its members may be asked to make additional contributions; however, its members are not committed by any contract to make such additional contributions or provide any other financial assistance.  In the event its members choose not to make such additional contributions, its managing member would be entitled to look to a third party to fund any shortfall and may reduce the percentage interest of its non-contributing members.

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

Capital Resources.

The fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves.  The fund has not identified any properties which it may purchase and has not made any material commitment for capital expenditures.  The managing member believes prices for multi-tenant industrial properties will be more favorable within the next six months and the fund will have more money and be able to make better acquisitions.

Results of Operations.

The fund is in the organizational stage and the fund has generated no operating revenues.  The fund’s expenses, including interest on advances, aggregated $45,105 for the quarter ended March 31, 2002 and aggregated $19,141 for the quarter ended March 31, 2001.  Organizational and other start-up expenses and associated losses are expected to continue until the organization of the fund is completed.  The fund will continue to have losses until rental revenues from properties acquired exceed operating and other expenses of the fund.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

The fund invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to interest rate fluctuations.

As of March 31, 2002, the fund had $118,264 in advances payable to its managing member.  The advances are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.    `               Legal Proceedings.

                                Not applicable.

Item 2.                           Changes in Securities and Use of Proceeds.

                                Not applicable.

Item 3.                           Defaults Upon Senior Securities.

                                Not applicable.

Item 4.                           Submission of Matters to a Vote of Security Holders.

                                Not applicable.

Item 5.                           Other Information.

                                Not applicable.

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

June 4, 2002	CORNERSTONE REALTY FUND, LLC

	By:	CORNERSTONE INDUSTRIAL PARTNERS, LLC
Its Managing Member
		By:	CORNERSTONE VENTURES, INC.
Its Manager

			By:	/s/	TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)