Form 10-Q
period 2002-06-30
CORNERSTONE REALTY FUND LLC
filed 2002-08-14
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES ☐    NO ☒

As of July 31, 2002, the Fund had 12,997 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2002	December 31, 2001
	(Unaudited)

Cash and cash equivalents	$4,808,012	$2,493,073
Office equipment, less accumulated depreciation of $2,268 in 2002 and $1,984 in 2001	586	870
Total assets	$4,808,598	$2,493,943

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable	$22,204	$55,559
Advances payable to managing member	108,143	265,106
	130,347	320,665
Members’ capital (100,000 units authorized, 12,300 units issued and outstanding in 2002 and 6,186 units issued and outstanding in 2001)	4,678,251	2,173,278
Total liabilities and members’ deficit	$4,808,598	$2,493,943

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Interest and dividend income	$14,622	$—	$26,420	$—
Expenses
General and administrative expenses	$(69,024)	$(12,747)	$(101,334)	$(14,582)
Interest expense on advances payable to managing member	(10,143)	(16,744)	(22,938)	(34,050)
Total expenses	(79,167)	(29,491)	(124,272)	(48,632)

Net loss	$(64,545)	$(29,491)	$(97,852)	$(48,632)

Net loss allocable to managing member	$(6,454)	$(29,491)	$(9,785)	$(48,632)

Net loss allocable to unitholders	$(58,091)	$—	$(88,067)	$—

Per share amounts:

Basic and diluted loss allocable to unitholders	$(5.84)	$—	$(10.33)	$—

Basic and diluted weighted average units outstanding	9,945	—	8,527	—

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

Balance, December 31, 2000	$(337,188)
Capital contributions	56,532
Net proceeds from offering	2,768,602
Deferred offering costs repaid to managing member	(123,720)
Distributions to unitholders	(4,868)
Net loss	(186,080)

Balance, December 31, 2001	$2,173,278
Net proceeds from offering (unaudited)	2,744,369
Deferred offering costs repaid to managing member (unaudited)	(120,620)
Distributions to unitholders (unaudited)	(20,924)
Net loss (unaudited)	(97,852)

Balance, June 30, 2002 (unaudited)	$4,678,251

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2002	2001

OPERATING ACTIVITIES
Net loss	$(97,852)	$(48,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	284	284
Changes in operating assets and liabilities
Accounts payable	(33,355)	(123)
Net cash used in operating activities	(130,923)	(48,471)

FINANCING ACTIVITIES
Advances from managing member	32,092	43,971
Repayment of managing member advances	(189,055)	—
Net proceeds from offering	2,744,369	—
Deferred offering costs repaid to managing member	(120,620)	—
Distributions to unitholders	(20,924)	—
Net cash provided by financing activities	2,445,862	43,971

Net change in cash	2,314,939	(4,500)

Cash at beginning of period	2,493,073	4,500

Cash at end of period	$4,808,012	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998. The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company (“CIP” or “managing member”), as the managing member, Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties. The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.

The Fund has been dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they have come due. The managing member intends to continue providing such capital contributions and advances until the proceeds from the Fund’s public offering are sufficient for the Fund to meet its obligations as they come due.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of July 31, 2002, the Fund has issued 12,997 units primarily to new unitholders for gross offering proceeds of $6,498,500.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

3. Deferred Offering Costs Advanced by Managing Member

Deferred offering costs advanced by the managing member for the six months ended June 30, 2002 (unaudited) and for the year ended December 31, 2001 are as follows:

Deferred Offering Costs

Balance, December 31, 2000	$399,166
Costs advanced	225,597
Costs repaid	(123,720)

Balance, December 31, 2001	501,043
Costs advanced	69,307
Costs repaid	(120,620)

Balance, June 30, 2002	$449,730

Specific incremental costs incurred in connection with the offering of membership units are advanced by the managing member. These advances bear simple interest at the prevailing prime commercial lending rate (4.75% at June 30, 2002) plus two percentage points. Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the managing member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the managing member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the managing member, with an offsetting expense recognized in the Fund’s statement of operations.  Through June 30, 2002, the Fund has received cumulative unsecured advances from CIP of deferred offering costs in the amount of $694,070.  Through June 30, 2002, the Fund has repaid CIP $244,340 in deferred offering costs.

4. Related Party Transactions

In order to fund its initial operating costs, the Fund has received unsecured advances, including accrued interest, from CIP.  Through June 30, 2002, the Fund repaid $343,135 of these unsecured advances.  The advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points.

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

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

As of July 31, 2002, the Fund has received $6,498,500 of gross proceeds from the sale of membership units, which have been registered for sale under the Securities Act of 1933, as amended, and under various state securities laws.  Prior to the closing of the sale of the minimum offering of 6,000 units in December 2001, the Fund’s organizational activities were financed through advances from the managing member.  A portion of those advances has been reimbursed from the proceeds received by the Fund from the offering.  The Fund will continue to incur organizational and offering expenses until it has completed the sales of its membership units.

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

Capital Resources

The Fund intends to use the net proceeds from the sale of its units to acquire multi-tenant industrial properties and for capital improvement, operating and other reserves.  As of August 9, 2002, the Fund has identified one property which it may purchase.  This property is held in escrow and the managing member is performing due diligence procedures with respect to the proposed purchase of this property.

Results of Operations

The Fund is in the organizational stage and the Fund has generated no operating revenues.  The Fund’s expenses, including interest on advances, aggregated $124,272 and $48,632 for the six months ended June 30, 2002 and 2001, respectively. Organizational and other start-up expenses and associated losses are expected to continue until the organization of the Fund is completed.  The Fund will continue to have losses until rental revenues from properties acquired exceed operating and other expenses of the Fund.

Forward Looking Statements

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

3

risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Fund invests its cash and cash equivalents in government backed securities which, by their nature, are not subject to interest rate fluctuations.

As of June 30, 2002, the Fund had $108,143 in advances payable to its managing member.  The advances are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

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

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002	CORNERSTONE REALTY FUND, LLC

	By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
Its Managing Member

		By:	CORNERSTONE VENTURES, INC.
Its Manager

			By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

The written statements of the Chief Executive Officer and Chief Financial Officer of Cornerstone Ventures, Inc., the managing member of our managing member, Cornerstone Industrial Properties, LLC, required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

5