Form 10-Q
period 2002-09-30
CORNERSTONE REALTY FUND LLC
filed 2002-11-15
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

YES ☒          NO ☐

As of October 31, 2002, the Fund had 15,559 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at September 30, 2002 and December 31, 2001

Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 2002 and September 30, 2001

Condensed Statements of Members’ Capital (Deficit) for the Nine Months ended September 30, 2002 and for the year ended December 31, 2001

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2002 and September 30, 2001

Notes to Condensed Financial Statements

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Cash and cash equivalents	$1,931,139	$2,493,073

Investments in real estate
Land	1,783,075	—
Buildings	2,118,621	—
	3,901,696	—
Other assets
Prepaid insurance	1,575	—
Leasing commissions	1,633	—
Office equipment, less accumulated depreciation of $2,410 in 2002 and $1,984 in 2001	444	870
Total assets	$5,836,487	$2,493,943

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$39,957	$55,559
Tenant security deposits	48,607	—
Advances payable to managing member	106,880	265,106
Total liabilities	195,444	320,665

Members’ capital (100,000 units authorized, 14,641 units issued and outstanding in 2002 and 6,186 units issued and outstanding in 2001)	5,641,043	2,173,278
Total liabilities and members’ capital	$5,836,487	$2,493,943

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues
Rental revenues	$4,353	$—	$4,353	$—
Interest and dividends	18,602	—	45,022	—
	22,955	—	49,375	—

Expenses
Property taxes	(391)	—	(391)	—
General and administrative expenses	(31,404)	(69,869)	(132,454)	(84,167)
Interest expense on advances payable to managing member	(9,254)	(18,641)	(32,192)	(52,691)
Depreciation	(142)	(142)	(426)	(426)
	(41,191)	(88,652)	(165,463)	(137,284)

Net loss	$(18,236)	$(88,652)	$(116,088)	$(137,284)

Net loss allocable to managing member	$(1,824)	$(88,652)	$(11,609)	$(137,284)

Net loss allocable to unitholders	$(16,412)	$—	$(104,479)	$—

Per share amounts:
Basic and diluted loss allocable to unitholders	$(1.24)	$—	$(10.32)	$—
Basic and diluted weighted average units outstanding	13,237	—	10,125	—

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

Balance, December 31, 2000	$(337,188)
Capital contributions	56,532
Net proceeds from offering	2,768,602
Deferred offering costs repaid to managing member	(123,720)
Distributions to unitholders	(4,868)
Net loss	(186,080)

Balance, December 31, 2001	$2,173,278
Net proceeds from offering (unaudited)	3,791,110
Deferred offering costs repaid to managing member (unaudited)	(169,100)
Distributions to unitholders (unaudited)	(38,157)
Net loss (unaudited)	(116,088)

Balance, September 30, 2002 (unaudited)	$5,641,043

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
OPERATING ACTIVITIES
Net Loss	$(116,088)	$(137,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	426	426
Changes in operating assets and liabilities:
Other assets	(3,208)	—
Accounts payable and accrued liabilities	(15,602)	29,309
Tenant security deposits	48,607	—
Net cash used in operating activities	(85,865)	(107,549)

INVESTING ACTIVITIES
Purchase of real estate	(3,901,696)	—
	(3,901,696)	—

FINANCING ACTIVITIES
Advances from managing member	38,227	280,207
Repayment of managing member advances	(196,453)	—
Net proceeds from offering	3,791,110	—
Deferred offering costs repaid to managing member	(169,100)	(177,158)
Distributions to unitholders	(38,157)	—
Net cash provided by financing activities	3,425,627	103,049

Net decrease in cash	(561,934)	(4,500)

Cash at beginning of period	2,493,073	4,500

Cash at end of period	$1,931,139	$—

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

          The Fund has been dependent on the managing member providing capital contributions and advances in order for it to meet its obligations as they have come due.  The managing member intends to continue providing such capital contributions and advances until the proceeds from the Fund’s public offering are sufficient for the Fund to meet its obligations as they come due.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of October 31, 2002, the Fund has issued 15,559 units primarily to new unitholders for gross offering proceeds of $7,779,500.

          Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2.      Summary of Significant Accounting Policies

Interim Financial Information

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.  Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Cash & Cash Equivalents

          Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents is $48,607 that the Fund has appropriated to refund tenant security deposits.

Investments in Real Estate

          Investments in real estate are stated at cost and include land, buildings and building improvements. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements and improvements which improve or extend the useful lives of the buildings, are capitalized. Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.

          The Company evaluates the carrying value for investments in real estate in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down. When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

Office Equipment

          Office equipment is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets.  The estimated useful life of the office equipment is five years.

Revenue Recognition

          Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Rental receivables are periodically evaluated for collectibility.

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

3.      Investments in Real Estate

          On September 27, 2002, the Fund acquired an existing multi-tenant industrial park known as Normandie Business Center, located in Torrance, California for an investment of $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of 48,979 leasable square feet.

4.      Deferred Offering Costs Advanced by Managing Member

          Deferred offering costs advanced by the managing member for the nine months ended September 30, 2002 (unaudited) and for the year ended December 31, 2001 are as follows:

Deferred Offering Costs
Balance, December 31, 2000	$399,166
Costs advanced	225,597
Costs repaid	(123,720)

Balance, December 31, 2001	501,043

Costs advanced	114,396
Costs repaid	(169,100)

Balance, September 30, 2002	$446,339

          Specific incremental costs incurred in connection with the offering of membership units are advanced by the managing member.  These advances bear simple interest at the prevailing prime commercial lending rate (4.75% at September 30, 2002) plus two percentage points.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the managing member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the managing member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the managing member, with an offsetting expense recognized in the Fund’s statement of operations.  Through September 30, 2002, the Fund has received cumulative unsecured advances from CIP of deferred offering costs in the amount of $739,159.  Through September 30, 2002, the Fund has repaid CIP $292,820 in deferred offering costs.

5.      Related Party Transactions

          In order to fund its initial operating costs, the Fund has received unsecured advances, including accrued interest, from CIP.  Through September 30, 2002, the Fund repaid $350,534 of these unsecured advances.  The advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points.

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

Item 2.                                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

          On September 27, 2002, Cornerstone Realty Fund, LLC acquired an existing multi-tenant industrial business park known as the Normandie Business Center.  This property is located in Torrance, California which is part of the larger South Bay industrial sub-market of Los Angeles County.  The South Bay is one of the largest and strongest industrial sub-markets in Los Angeles County accounting for 26% of all industrial sales and leasing activity in Los Angeles County as reported for the second quarter of 2002 and is considered to be an established, infill market where there is very little land available for the development of new competitive multi-tenant industrial projects.  This market characteristic has historically enabled landlords to obtain significant rental increases from tenants.

          The South Bay industrial market enjoys a very low overall vacancy rate of only 3.8% as reported for the second quarter of 2002.  The overall Los Angeles industrial market is considered to be one of the three leading industrial markets in the United States.

          The Normandie Business Center contains a total of 29 individual tenant spaces.  Individual tenant spaces at the property range in size from approximately 1,200 square feet up to approximately 3,358 square feet.  The average tenant space is 1,682 square feet in size and consists of approximately 1,382 square feet of warehouse space and approximately 300 square feet of office space.

          As of the date of our acquisition, the property was 96.3% leased. Substantially all of the tenants have modified industrial gross leases at an average monthly rental rate of $0.85 per leasable square foot.  Monthly operating expenses at the property, excluding leasing commissions, tenant improvements and reserves for future improvements are estimated at $0.20 per leasable square foot of space at the property.

          The occupancy rate required at the property for a break-even cash flow, based on property level operating expenses as described above, is estimated at approximately 23.5%.  This will vary based on future market conditions, rental rates and property level operating expenses.

          Our total acquisition cost was $3,901,696 which equates to approximately $80 per square foot of leasable space.  The current estimated cost to replace the land, buildings and improvements at the Normandie Business Center as of our date of acquisition is calculated at approximately $5,600,000.  This estimated replacement cost equates to approximately $115 per square foot.  Our acquisition price for the Normandie Business Center equates to an approximate 30% discount from the estimated cost of building this property new.

          Including the Normandie Business Center, there are approximately thirteen multi-tenant industrial projects in the immediate local area of the South Bay marketplace which are believed to be the most competitive in attracting tenants similar to those at the Normandie Business Center.  As of the date of the most recent competitive market analysis, the average vacancy rate for the thirteen projects deemed to be most competitive totaled approximately 5.5%.  With a 3.7% vacancy rate as of the date of our acquisition, the Normandie Business Center had a lower overall vacancy rate than eight of the thirteen projects deemed to be most directly competitive in the market.

          The property was built in 1989, and is in good physical condition. The business plan for the Normandie Business Center is to make modest repairs and improvements over the next few years for which we have budgeted approximately $150,000, and aggressively re-mix the tenant type as the leases expire to increase the overall value of the property.

Material Changes in Financial Resources

          As of October 31, 2002, the Fund has received $7,779,500 of gross proceeds from the sale of membership units, which have been registered for sale under the Securities Act of 1933, as amended, and under various state securities laws.  Prior to the closing of the sale of the minimum offering of 6,000 units in December 2001, the Fund’s organizational activities were financed through advances from the managing member.  A portion of those advances has been reimbursed from the proceeds received by the Fund from the offering.  The Fund will continue to incur organizational and offering expenses until it has completed the sales of its membership units.

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

          The Fund intends to use the net proceeds from the sale of its units to acquire additional multi-tenant industrial properties and for capital improvement, operating and other reserves.  As of September 30, 2002, the Fund has made its initial property purchase, the Normandie Business Center property.  The Fund expects to generate revenue from rents from the Normandie Business Center property, which is expected to exceed the cost of property operations.  These excess funds are expected to provide an additional source of liquidity for the Fund.

Material Changes in Results of Operations

          The Fund is in the organizational stage even with the purchase of the first property on September 27, 2002. The Fund's net loss for the nine months ended September 30, 2002 decreased $21,196 from the same period of 2001 primarily because the Fund had not yet sold the minimum number of units by September 2001, had incurred expenses including interest on advances of $137,284, and had no operating revenues. For the nine months ended September 30, 2002, the Fund's operating expenses totaled $165,463 including interest on advances, which represents an increase of $28,179 over 2001, offset by rental revenues of $4,353 due to the acquisition of its first investment property and $45,022 of interest earned on the proceeds from the sale of its units. Organizational and other start-up expenses and associated losses are expected to continue until the organization of the Fund is completed.  The Fund will continue to have losses until rental revenues from properties acquired exceed operating and other expenses of the Fund.

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

          As of September 30, 2002, the Fund had $106,880 in advances payable to its managing member.  The advances are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

Item 4.                 Controls and Procedures

          As of November 11, 2002, an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures was performed under the supervision and with the participation of the Fund’s management, including the Chief Executive Officer and Chief Financial Officer of Cornerstone Ventures, Inc., the managing member of the Fund’s managing member.  Based on that evaluation, the Fund’s management, including the Chief Executive Officer and Chief Financial Officer of Cornerstone Ventures, Inc., the managing member of the Fund’s managing member, concluded that the Fund’s disclosure controls and procedures were effective as of the date of the evaluation.  There were no significant changes in the Fund’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

None.

	(b)	Reports on Form 8-K

The Registrant filed Form 8-K on October 12, 2002, to report the acquisition of its initial multi-tenant industrial property on September 27, 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002	CORNERSTONE REALTY FUND, LLC

	By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
Its Managing Member

		By:	CORNERSTONE VENTURES, INC.
Its Manager

			By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

			By:	/s/ TRACY A. THOMSON
Tracy A. Thomson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO

RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry G. Roussel, certify that

1.       I have reviewed this quarterly report of Cornerstone Realty Fund, LLC;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I  have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ TERRY G. ROUSSEL
Terry G. Roussel
Chief Executive Officer (Principal Executive Officer) of Cornerstone Venture, Inc., Managing Member of
Cornerstone Industrial Properties, LLC, the Managing
Member of Cornerstone Realty Fund, LLC

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO

RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Thomson, certify that

1.       I have reviewed this quarterly report of Cornerstone Realty Fund, LLC;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I  have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ TRACY A. THOMSON
Tracy A. Thomson
Chief Financial Officer (Principal Financial Officer) of
Cornerstone Venture, Inc., Managing Member of
Cornerstone Industrial Properties, LLC, the Managing
Member of Cornerstone Realty Fund, LLC

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry G. Roussel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of Cornerstone Realty Fund, LLC on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Cornerstone Realty Fund, LLC.

Date: November 14, 2002	/s/ Terry G. Roussel
Terry G. Roussel
Chief Executive Officer (Principal Executive Officer) of
Cornerstone Venture, Inc., Managing Member of
Cornerstone Industrial Properties, LLC, the Managing
Member of Cornerstone Realty Fund, LLC

I, Tracy A. Thomson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of Cornerstone Realty Fund, LLC on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of  Cornerstone Realty Fund, LLC.

Date: November 14, 2002	/s/ Tracy A. Thomson
Tracy A. Thomson
Chief Financial Officer (Principal Financial Officer) of
Cornerstone Venture, Inc., Managing Member of
Cornerstone Industrial Properties, LLC, the Managing
Member of Cornerstone Realty Fund, LLC