Form 10-K
period 2002-12-31
CORNERSTONE REALTY FUND LLC
filed 2003-03-25
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)
☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $10,015,000 as of March 13, 2003 based upon the price at which the units of membership interest were sold.

Documents incorporated by reference.  None.

PART I

Item 1.           Business

General Development of Business

Cornerstone Realty Fund, LLC (the “Fund”) is a California limited liability company which invests in multi-tenant industrial business parks catering to small business tenants.  The Fund intends to purchase properties on an all cash basis and will not use debt financing.  The Fund intends to purchase existing, leased properties located in major metropolitan areas in the United States.  The Fund has acquired two properties as of the date of this report.

The Fund’s managing member is Cornerstone Industrial Properties, LLC, a California limited liability company.  The Fund’s managing member is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 7, 2001, the Fund commenced a public offering of its units of membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933.  The Fund seeks to raise a maximum amount of $25,000,000.  The managing member has the right to have the Fund raise up to $50,000,000.

As of March 13, 2003, the Fund sold 20,035 units resulting in gross proceeds of $10,017,500.

Narrative Description of Business

We are a real estate fund that seeks positive return on investment through the acquisition, management and sale of multi-tenant industrial business parks.  We intend to acquire and operate a diversified portfolio of existing, leased multi-tenant industrial business parks catering to the small business tenant.  The managing member believes that investment opportunities in multi-tenant industrial business parks are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge and experience in a specific geographic area.  We believe we offer a unique opportunity for investors to participate in an asset class under-looked by most investors, with a sharing arrangement which aligns closely with the investors.

The properties we acquire will cater to the small business tenant and have lease terms averaging two to three years.  During economic conditions when rental rates are rising rapidly, these relatively short-term leases should allow us to increase rental income at a faster rate than on properties with longer-term leases that provide for annual rental rate increases which are less than the actual level of growth in market rents.

We will purchase properties located in major metropolitan areas in the United States.  We will emphasize the acquisition of properties in geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings.  We will attempt to acquire the highest quality properties available in the highest demand locations.

We will acquire properties that are currently existing and generating income from rental operations.  We will not develop new properties or acquire raw land.

We will attempt to acquire properties at prices below what the managing member estimates the new development cost of a similar property located within the same competitive geographic area to be.  In stabilized market areas where tenant demand for space is high, when a tenant’s lease expires, the tenant may not be able to find a competitive space to rent.  In high tenant demand locations, rental rates and property values should eventually increase to the levels necessary to justify the construction of competitive properties.  The increase in rental rates and property values is expected to occur to balance out the high levels of tenant demand for space as compared to the restricted amounts of available space for a tenant to choose from.  If this occurs, we could experience financial gain as a result of having acquired properties at prices below their new development cost.

Multi-Tenant Industrial Business Parks

Multi-tenant industrial business parks comprise one of the major segments of the commercial real estate market on a nationwide basis.  These properties contain a large number of diversified tenants and differ from large warehouse and manufacturing buildings which rely on a single tenant.  Of all businesses in the United States, approximately 80% are classified as “small business”.  Multi-tenant industrial business parks are ideal for small businesses that require both office and warehouse space.  This combination of office and warehouse space cannot generally be met in other commercial property types.  Multi-tenant industrial business park tenants come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, computer technology, general office/warehouse, wholesale, service, high-tech and other fields.  These properties diversify revenue by generating rental income from multiple businesses instead of relying on one or two large tenants.

We will acquire multi-tenant industrial business parks with varying percentages of interior office improvements.  We may acquire properties with interior office improvements approaching 100% which will have limited or no warehouse or assembly space.

The typical multi-tenant industrial business park offers tenant spaces ranging from 500 square feet to 30,000 square feet.  This type of property accommodates tenants’ growth patterns.  For example, a 1,200 square foot tenant may grow to 2,400 square feet by leasing the adjacent unit.  This flexibility diversifies the owner’s risk of losing a tenant as the tenant’s business grows.  A single-tenant industrial building cannot accommodate a tenant’s growth.

One of the most attractive features of multi-tenant industrial business parks is the ability to adapt to changing market conditions and to meet the diversified needs of small business tenants.  A multi-tenant industrial business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant industrial business parks can accommodate this growth via a tenant’s expansion into multiple units.  It is not uncommon to see a tenant occupy 2 to 4 units as its business expands.  In difficult economic times, a tenant’s space requirements often contract.  Many tenants who previously outgrew their space in a multi-tenant industrial business park move back during periods of contraction since they can no longer afford the larger facility they leased.  Tenants move through this type of property in growing and declining economies.

These factors contribute to the advantage of shorter lease terms inherent in multi-tenant industrial business parks.  Lease terms generally range from month-to-month to 5 years.  The average lease term is 2 to 3 years.  Leasing activity is typically more diversified with smaller-sized tenants.  The managing member views regularly expiring leases with varying lease terms as an attractive diversification feature of multi-tenant industrial business parks.  The most significant benefit of shorter term leases is that we can adjust the rents upward to market more rapidly in an upward trending market.  In a downward trending rental rate market, tenants tend to renegotiate lease terms downward whether or not they have entered into long-term leases.  New leases negotiated for properties that we purchase will contain stipulated rent escalation provisions when market conditions allow.  After rental adjustment, a property’s income and the resulting cash flow will adjust accordingly.

The managing member believes that multi-tenant industrial business parks offer specific characteristics that may support an investor’s portfolio diversification strategy.

The Small Business Opportunity

For the last ten years, Cornerstone Ventures, Inc. and its affiliates have achieved success by focusing on the needs of small business tenants in terms of well located and well designed space in which to operate their business.  Cornerstone Ventures, Inc. believes that it knows how to differentiate between multi-tenant industrial parks that should maintain their demand over the long term versus those that might ultimately lag in performance.

Higher Construction Costs

Compared to industrial buildings that serve the large or single user tenant, costs to construct multi-tenant buildings serving the small business tenant can be 50% to 60% higher due to the following differences:

•                       Two restrooms generally required for each individual tenant space

•                       Numerous walls to separate individual tenant spaces

•                       Multiple entrances for each tenant space

•                       Utility connections for each tenant space

•                       Separate office build-out in each tenant space

•                       Separate heating, ventilating and air conditioning installations

•                       Individual truck roll-up doors for each tenant space

•                       Construction interest expense significantly higher due to longer initial lease-up with numerous tenants

These additional features drive up the cost of multi-tenant industrial business parks as compared to other industrial properties.

Acquisition Strategies

Cornerstone Ventures, Inc. specializes in the multi-tenant industrial segment of the commercial real estate market.  As managing partner in a joint venture with a nationally prominent real estate company, Cornerstone Ventures, Inc. has substantial operating experience investing in and operating multi-tenant industrial business parks.  Cornerstone Ventures, Inc. offers in-depth real estate expertise through an experienced team of industry professionals with extensive understanding of industrial real estate.

The Fund will pursue a strategy of purchasing properties in major industrial markets with a high population of small business tenants, strong tenant demand, a large base of existing industrial properties, and substantial barriers to development of new competitive properties.

Among Cornerstone Ventures, Inc.’s acquisition strategies, one is the recognition of opportunities to purchase multi-tenant industrial business parks at prices below replacement cost.  Cornerstone Ventures, Inc. has observed that such opportunities exist because rental rates at projects configured for the small business tenant are at times below the levels necessary to justify the development of new projects.  With market rents at such levels, the managing member may be able to identify an opportunity to purchase a property at a price below the levels needed to justify development of competitive properties.

Because projects serving the needs of the small industrial business tenant may be currently operating at or near capacity in many sub-markets, rental rates are expected to continue to rise to the point where development of new space is justified.  Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant industrial business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets.  The managing member’s acquisition strategy, therefore, will be to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and increasing market value.

We expect to achieve diversification by purchasing multi-tenant industrial business parks serving the small business tenant in high tenant demand markets nationwide.  The number of properties that we will purchase will depend on the amount of funds we raise in this offering and upon the size and location of the properties we purchase.  The maximum amount we will invest in any single property is $10,000,000.  As of the date of this annual report, we have purchased two properties for an aggregate investment of approximately $6.5 million.  If we do not sell substantially more units in our offering, the managing member estimates that we will acquire one more property.  If we sell the maximum number of units, we may acquire up to 10 or more properties.  These estimates are subject to significant variations based on the purchase price of each property.

Property Features

Land:  Lot sizes for the properties we purchase will generally range from approximately 2 to 25 acres depending upon the number of buildings and building sizes.  Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project.  Sites will be zoned for industrial, commercial and/or office uses depending on local governmental regulations.  The location of each property to be acquired will be considered carefully and we will focus on purchasing what we consider to be prime properties in prime locations.

Buildings:  The actual buildings contained in any project will generally be rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods.  Building sizes will generally range from 5,000 to 200,000 square feet divided into leasable unit sizes ranging from 500 square feet to 30,000 square feet.  We will generally look for the following building features:

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

•                  Quality office improvements including private offices, restrooms and reception area

•                  Minimum of 100 amps of electrical service

•                  Heating, ventilating and air conditioning systems for the office area

•                  Fire sprinklers where required by local governmental agencies

We will evaluate a property’s physical condition and, if capital improvements are necessary, we will incorporate this into the acquisition analysis for the property.

Property Selection

The managing member will have experienced staff engaged in the selection and evaluation of properties which we may acquire.  The acquisition process will be performed by the managing member with no acquisition fees payable by us to the managing member.  All property acquisitions will be approved by the managing member through Cornerstone Ventures, Inc. based upon its experience in the area of multi-tenant industrial business parks and our investment objectives and supported by an appraisal prepared by a competent independent appraiser.

We will purchase properties based on the independent decision of the managing member after an examination and evaluation of some or all of the following:

•                       Functionality of the physical improvements at the property

•                       Historical financial performance of the property

•                       Current market conditions for leasing space at the property

•                       Proposed purchase price, terms, and conditions

•                       Potential cash flow and profitability of the property

•                       Estimated cost to develop a new competitive property within the immediate market area

•                       Demographics of the area in which the property is located

•                       Demand for space by small business tenants in the immediate market area

•                       Rental rates and occupancy levels at competing business parks in the immediate area

•                       Historical tenant demand for space at the property

•                       Current market versus actual rental rates at the property and in the immediate area

•                       Operating expenses being incurred and expected to be incurred at the property

•                       Level of local property tax assessments

•                       Potential capital improvements and leasing commissions reasonably expected to be expended

•                       A review of the terms of each existing tenant lease at the property

•                       An evaluation of title and the obtaining of satisfactory title insurance

•                       An evaluation of a current appraisal conducted by a qualified independent appraiser

•                       An evaluation of any reasonably ascertainable risks such as environmental contamination

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  The managing member will perform the asset management function for us at no additional charge.  The managing member through Cornerstone Ventures, Inc. will perform the following asset management services for us:

•                       Create and implement an individualized plan for enhancing the profitability and value of each property

•                       Supervise the day-to-day operations of property managers assigned to each property

•                       Select and supervise the on-going marketing efforts of leasing agents responsible for marketing the property to prospective tenants

•                       Coordinate semi-annual rental surveys of competitive projects in the local geographic area – this function is designed to maintain the property at the highest possible rental rates allowable in the market where the property is located

•                       Approve lease terms negotiated by leasing agents with new tenants and tenants renewing their leases – this includes making sure that lease rates being attained are in line with market conditions as well as in line with the then current operating plan for the property

•                       Review and approve any capital improvements necessary at the property, including tenant improvements necessary to lease space

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

•                       Prepare regular updates regarding operations of the property as compared to budget estimates

Although most real estate operating companies charge a separate fee for asset management services, the managing member will not charge us a separate fee for such services.

Property Management Services

The managing member is responsible for providing property management services for our properties.  The managing member through Cornerstone Ventures, Inc. will be responsible for overseeing all day-to-day operations for each property, including the following:

•                       Invoice tenants for monthly rent

•                       Collect rents

•                       Pay property level operating expenses

•                       Solicit bids from vendors for monthly contract services

•                       Provide property level financial reports on a monthly basis

•                       Review and comment on annual property operating budgets

•                       On-going assessment of potential risks or hazards at the property

•                       Clean up and prepare vacant units to be leased

•                       Supervise tenant improvement construction

•                       Supervise tenant and owner compliance with lease terms

•                       Supervise tenant compliance with insurance requirements

•                       Periodically inspect tenant spaces for lease compliance

•                       Respond to tenant inquiries

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant industrial business parks are highly management intensive.  The type of properties we will acquire are generally considered to be more management intensive than other types of commercial real estate used by larger business tenants with longer term leases.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  The managing member believes in providing a very high level of property management service and in ensuring strict property maintenance standards  in order to maximize the value of each property.  The managing member may subcontract for such services with either an affiliate or third party property management organization.

Competition

The Fund will experience competition from other buyers in acquiring properties.  The Fund will also experience competition for tenants from owners and managers of competing projects which may include the managing member and its affiliates.  As a result, the Fund may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on the Fund’s results of operations.  At the time the Fund elects to dispose of its properties, the Fund will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Employees and Consultants

The Fund has no direct employees.  Employees of Cornerstone Ventures, Inc., the managing member of the Fund’s managing member, will perform a full range of real estate services including property acquisition, leasing, property management, accounting, asset management and investor relations for the Fund.  The managing member will also engage consultants to assist the Fund with these services where the managing member deems this to be in the best interests of the Fund.  See Item 13 – “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to the managing member and its affiliates for these services.

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

We will not be able to diversify our investments unless we raise additional funds.  Our ability to reduce risk by purchasing multiple properties in different geographic areas will be limited by the amount of funds we raise in our public offering.  We will consider the purchase of properties with prices ranging between $2.5 million and $10 million.  As of the date of this annual report, we have purchased two properties for an aggregate investment of approximately $6.5 million.  We may not sell all of the units we are offering.  As of March 13, 2003, we have raised gross proceeds of $10,017,500.   Unless we raise additional funds, we may be able to acquire one additional property.

We may not generate sufficient cash for distributions.  If the rental revenues from the properties we acquire do not exceed our operating expenses, we will not be able to make cash distributions until such time as we sell a property.

Cornerstone Ventures, Inc. and its officers also have management responsibilities to other entities.  Cornerstone Ventures, Inc. may have conflicts of interests in allocating management time between us and other entities.  These other entities purchase, operate and sell the same type of properties which we will be purchasing.  Our managing member which is operated by Cornerstone Ventures, Inc. may have conflicts of interest in determining which entity will acquire a particular property.  A conflict could also arise in deciding whether or not to sell a property since the interest of the managing member and the interests of our unitholders may differ as a result of their financial and tax position and the compensation to which our managing member or affiliates may be entitled to receive upon the sale of a property.

We may not be able to purchase desirable income-producing properties on purchase terms that will be economically attractive.  There can be no assurance that we will be successful in purchasing properties with financially attractive terms or that, if we purchase properties, the properties we purchase will be desirable properties or will increase in value.

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

We may experience uninsured losses on our properties.  We intend to obtain commercial general liability insurance and property damage insurance on our properties.  We believe this insurance will be adequate to cover most risks.  We may not obtain earthquake insurance on our properties due to the lack of available and affordable earthquake insurance.  If one of our properties sustains damage as a result of an earthquake, we may incur substantial losses and lose our investment in the property.  If we, as a property owner, incur any liability that is not fully covered by insurance, we would be liable for such amounts.

We may be subject to environmental liabilities.  An owner or operator of real estate may be required by various federal and state environmental laws and regulations to investigate and clean up hazardous or toxic substances, asbestos containing materials, or petroleum product releases at the property.  The presence of contamination or the failure to remedy contamination will adversely affect the owner’s ability to sell or lease real estate.  The owner or operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination.

We will obtain satisfactory Phase I environmental assessments on each property we purchase.  A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination.  A Phase I assessment includes only non-invasive testing.  Where indicated, we may also obtain a Phase II assessment of the property.  A Phase II assessment involves further exploration and may include soils testing, lead paint testing or asbestos testing.  The managing member may determine that a Phase I or Phase II environmental assessment is satisfactory even if an environmental problem exists and has not been resolved at the time we purchase the property.  This could happen if the seller has agreed in writing to pay for any costs we incur or if the managing member determines that the problem is minor or can be easily remediated by us at a reasonable cost.  It is possible that a seller will not be able to pay the costs we incur or that the managing member may underestimate the cost of remediation.  It is also possible that all environmental liabilities will not be identified or that a prior owner, operator or current occupant has created an environmental condition which we do not know about.  There can be no assurance that future laws, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground storage tanks or groundwater contamination.

We will not seek any rulings from the Internal Revenue Service regarding any tax issues.  We are relying on opinions of our legal counsel.  The opinions are based upon representations and assumptions and conditioned upon the existence of specified facts.  The opinions are not binding on the IRS or the courts.

If we lose our “partnership” status we would be taxed as a corporation.  Our legal counsel has advised us that we will be treated as a “partnership” for federal income tax purposes and that we will not be treated as an association taxable as a corporation, subject to the publicly-traded partnership rules discussed below.  If we were to be reclassified as an association taxable as a corporation, we would be taxed on our net income at rates of up to 35% for federal income tax purposes.  All items of our income, gain, loss, deduction, and credit would be reflected only on our tax returns and would not be passed through to our unitholders.  If we were treated as a corporation, distributions to our unitholders would be ordinary dividend income to the extent of our earnings and profits, and the payment of such dividends would not be deductible by us.

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

The IRS may challenge our allocations of income, gain, loss, and deduction.  The operating agreement provides for the allocation of income, gain, loss and deduction among the unitholders.  The rules regarding partnership allocations are complex.  It is possible that the IRS could successfully challenge the allocations in the operating agreement and reallocate items of income, gain, loss or deduction in a manner that reduces benefits or increases income allocable to investors in the Fund.

The IRS may disallow deduction of fees and expenses or reallocate basis.  The IRS may challenge or disallow our deduction of some or all fees and expenses.  The IRS could seek to reallocate our basis in properties among land, improvements and personal property.  This could result in reduced tax losses or increased income without a corresponding increase in net cash flow to our unitholders.

Future events may result in federal income tax treatment of us and our unitholders that is materially and adversely different from the current tax treatment.  Changes in current law, including the internal revenue code, the treasury regulations, administrative interpretations, and court decisions, could affect taxable years arising before and after such events.  There can be no assurance that future legislation and administrative interpretations will not be applied retroactively.

Item 2.           Description of Properties

The managing member provides the Fund with office space for the Fund’s operations without charge.

As of the date of this report, the Fund owns two properties, the Normandie Business Center in Torrance, California and the Sky Harbor Business Park in Northbrook, Illinois.  Following is a description of these properties:

Normandie Business Center, Torrance, CA

On September 27, 2002, we acquired an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,979 leasable square feet.  Our total acquisition cost was $3,901,696, which equates to approximately $80 per square foot of leasable space.  We purchased this property with our own funds, without debt financing.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is the largest and most active industrial submarket in Los Angeles County and enjoys a vacancy rate less than 4%.  Normandie Business Center was 96.3% leased on the acquisition date.  The property has exhibited high historical occupancy rates and above-average rental rate growth as shown below.

Year Ending December 31	Average Annual Occupancy (%)	Average Annual Rent Per Sq. Foot ($)

1997	data unavailable	data unavailable
1998	data unavailable	data unavailable
1999 (1)	90.78%	7.39
2000	90.07%	7.79
2001	89.41%	8.07
2002	93.50%	8.72
Current	96.30%	9.03

(1)  reflects partial year data

In evaluating this property as a potential acquisition and determining the appropriate amount of consideration to be paid for the property, we considered a variety of factors including overall valuation of net rental income, location, demographics, physical condition, tenant mix, quality of tenants, length of leases, price per square foot, occupancy and analyzed how the property compares to comparable properties in its market.  We believe that this property is well located, has good roadway access and will attract quality tenants.  This property will be subject to competition from similar multi-tenant industrial parks within its market area, and its economic performance could be affected by changes in local economic conditions.  We did not consider any other factors materially relevant to the decision to acquire this property.

The property was built in 1989 and based upon our building inspection, the property is in good physical condition.  We intend to make modest repairs and improvements to this property over the next few years.  In addition to standard industry reserves for repairs and maintenance, we have budgeted approximately $150,000 for short- and long-term capital improvements.

No single tenant leases more than 7% of the total leasable area of the property, nor does any tenant have rights to acquire the property or portions thereof.

The following table sets forth lease expiration information for the next five years, assuming the one tenant with a renewal option does not exercise its right to renew:

Year Ending Dec. 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)

2003	8	11,368	100,998	23.21%	22.03%
2004	4	8,678	84,126	17.72%	18.35%
2005	10	15,855	157,851	32.37%	34.44%
2006	1	2,555	26,916	5.22%	5.87%
2007	1	2,190	25,733	4.47%	5.61%

We received an appraisal which states that it was prepared in conformity with the Uniform Standards of Professional Practice and the Code of Ethics of the Appraisal Institute by an independent appraiser who is a member of the Appraisal Institute.  The appraisal reported a prospective market value for Normandie Business Center as of August 13, 2002, of $3,900,000.

For federal income tax purposes, the depreciable basis of the property is $2,118,621.  The depreciation expense will be calculated using the straight-line method, based upon an estimated useful life of 39 years.

Sky Harbor Business Park, Northbrook, Illinois

On December 27, 2002, we acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, a single-story building built in 1976 of approximately 41,422 square feet of leasable space on approximately 2.145 acres of land.  Our total acquisition cost was $2,553,996, which equates to approximately $62 per square foot of leasable space.  The property was 100% leased on the acquisition date to six tenants whose spaces range in size from approximately 5,000 square feet to over 12,000 square feet.  We purchased this property for all cash, without debt financing.

The property is located in the Chicago area, specifically in the Northern Cook County Industrial sub-market in the Village of Northbrook, Illinois.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)

1996 (1)	85%
1997	58%
1998	85%
1999	100%
2000	100%
2001	100%
2002	100%

(1)  reflects partial year data

The following table sets forth lease expiration information for the next five years:

Year Ending Dec. 31	No. of Leases Expiring	Approx Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)

2003	2	17,002	158,534	41.05%	45.81%
2004	2	12,726	95,877	30.72%	27.70%
2005	1	6,245	56,734	15.08%	16.39%
2006	—	—	—	—	—
2007	1	5,449	34,925	13.16%	10.10%

An appraisal ordered for the purchase of this property, prepared in conformity with the Uniform Standards of Professional Practice and the Code of Ethics of the Appraisal Institute by an independent appraiser who is a member of the Appraisal Institute, reported the prospective market value for the Sky Harbor Business Park as of November 28, 2002, of $2,900,000.

For federal income tax purposes, the depreciable basis of the property is $2,135,141.  The depreciation expense will be calculated using the straight-line method, based upon an estimated useful life of 39 years.

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

As of March 13, 2003, the Fund had received subscriptions to purchase 20,035 units of membership interest for $10,017,500.  The sale of the units of membership interest is being made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

Holders of Fund units are entitled to receive 90% of cash from operations each year until investors receive either an 8% or 12% cumulative, non-compounded annual return, then 50% of cash from operations.  The 12% return applies to specified early investors for the 12-month period subsequent to the date of their capital contributions and is in lieu of the 8% return during that period.  Holders of Fund units receive 100% of net proceeds from property sales until they have received the return of their capital contributions, then 90% of net proceeds from property sales until they have received an overall 8% per year return taking into account all prior distributions, and thereafter 50% of net proceeds from property sales.

The Fund has made $4,868 in distributions since its inception. Following completion of its public offering and the acquisition of properties, the Fund contemplates making distributions to its members quarterly but distributions may be made more or less frequently.

Item 6.           Selected Financial Data

The selected financial data set forth below has been derived from the Fund’s audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

	Years Ended December 31,				October 28, 1998 (inception) to
	2002	2001	2000	1999	December 31, 1998
Revenues	$183,112	$8,319	$—	$—	$—
Net Loss	$(127,229)	$(186,080)	$(167,365)	$(166,176)	$(61,594)
Net Loss per unit allocable to unitholders	$(9.86)	$(27.37)	N/A	N/A	N/A
Cash distributions per unit	$—	$0.80	N/A	N/A	N/A

Balance Sheet Data

	December 31,
	2002	2001	2000	1999	1998
Total assets	$7,530,883	$2,493,943	$6,033	$2,103	$2,034

Total liabilities (all current)	$408,376	$320,665	$343,221	$228,873	$62,628

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s audited financial statements and notes thereto as well as the Section “Description of Properties” contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will continue to experience minimal or no vacancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

Critical Accounting Policies

The Fund’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates in the near term.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Rental receivables are periodically evaluated for collectibility.

Investments in Real Estate

The Fund evaluates the carrying value for investments in real estate in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

Impact of New Accounting Pronouncement

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Management is currently evaluating the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002.  Interpretation No. 45 could require the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.

Results of Operations

As of December 31, 2002, the Fund has purchased two multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002 and December 2002, respectively. As a result of the dates of purchase, Fund operations for 2002 reflect the net income from only one property for the last quarter of  2002.

The Fund’s net loss for the year ended December 31, 2002 decreased $58,851 from the same period of 2001.  This decrease was primarily due to the purchase of the operating properties and the related rental revenues of $131,335 and $43,458 of increased interest earned on proceeds from unit sales.  These revenue increases were offset by property and related expenses of $46,238 and increased general and administrative expenses of $69,704.

The Fund’s net loss for the year ended December 31, 2001 increased $18,715 from the same period of 2000 due to an increase in general and administrative expenses of $12,254 related to the sale of the minimum number of units by December 2001, and an increase in interest on advances of $14,780 offset by $8,319 of interest earned on the proceeds from the sale of its units.

The Fund is still in its offering and organizational stage. Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.

Liquidity and Capital Resources

As of March 13, 2003, the Fund has received $10,017,500 of gross proceeds from the sale of membership units, $109,979 as a capital contribution from the managing member, and paid out $1,452,538 for offering costs.  Of the net proceeds of $8,674,941, the Fund purchased two properties for $6,455,693, used $336,899 in cumulative operating expenses of the Fund and $4,868 in distributions to unitholders. The Fund has $1,877,481 in cash and cash equivalents.

The Fund intends to continue offering membership units for sale and use the net proceeds from the sale of units for the acquisition of additional multi-tenant industrial business park properties, capital improvements to the properties, and for operating expenses and reserves.

The Fund expects to meet its short-term liquidity requirements from net cash generated by operations, which we believe will be adequate to meet operating costs of the properties and the Fund, and allow for cash distributions to the unitholders.

The Fund’s offering and organizational activities have been financed through advances from the managing member.  A portion of those advances have been reimbursed to the managing member at the rate of 4% of gross proceeds of the Fund’s unit sales pursuant to the prospectus for the offering.  The Fund will continue to incur organizational and offering expenses and the managing member, although not obligated, intends to continue providing advances for offering and organizational expenses until the sale of membership units is completed.  The managing member must raise funds through the sale of debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the managing member’s receipt of funds.  The Fund will not reimburse the managing member for any amounts advanced by it for offering and organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering.  Any such expenses incurred by the managing member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the managing member with an offsetting expense recognized in the Fund’s statement of operations.

In addition, the managing member has funded $200,357 to the Fund’s unitholders related to a 5% annual return on their capital contribution.  Such amounts have been accounted for as sales and marketing costs by the managing member, and will not be reimbursed to the managing member by the Fund.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

The Fund invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to interest rate fluctuations.

As of December 31, 2002, the Fund had $111,059 in borrowings.  The borrowings are related to advances from affiliates which, by their nature, are not subject to interest rate fluctuations.

Item 8.           Financial Statements and Supplementary Data

Our financial statements and schedule and related notes are contained on pages F-1 to F-11 of this report.  The index to such items is included in Item 15(a).

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Managing Member

Cornerstone Industrial Properties, LLC is a California limited liability company which was organized solely for the purpose of being our managing member.  The manager of the managing member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of the managing member and provides many of the services necessary for the managing member to fulfill its responsibilities to the Fund.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of March 13, 2003, Cornerstone Ventures, Inc. was the owner of 35.48% of the equity profits interest in our managing member and has sole voting control with respect to operations of the Fund.  Terry G. Roussel is the sole shareholder of Cornerstone Ventures, Inc.

Terry G. Roussel, age 49, is one of the founding shareholders of the Cornerstone-related entities which commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and  the sole shareholder of Cornerstone Ventures, Inc., the operating member of the managing member.  In 1993, Cornerstone related entities were formed for the purpose of joint venturing in the acquisition and repositioning of multi-tenant industrial real estate with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc.  At the time of the joint venture with Cornerstone Ventures, Inc., Koll Management Services, Inc. was one of the largest managers and operators of commercial real estate in the United States.  In August 1997, Koll Capital Markets Group, Inc. was acquired by CB Richard Ellis.  Mr. Roussel is responsible for the ongoing supervision, management and administration of Cornerstone Ventures, Inc., as well as related Cornerstone entities including ongoing joint ventures with Koll Capital Markets Group, Inc., and its parent company CB Richard Ellis.

Under the direction of Mr. Roussel, Cornerstone Ventures, Inc. and its affiliates continue as the managing partner of certain of the above-described joint ventures.  As managing partner of the above-described joint ventures, Cornerstone and its affiliates are responsible for the acquisition, operation, leasing, and disposition of all jointly owned properties.  In connection with acquiring properties for the account of these joint ventures, Mr. Roussel has personally supervised the acquisition of each property, has initiated and directed the business plan for each property, and has arranged joint ventures for the purpose of financing the acquisition of such properties.

Mr. Roussel attended California State University at Fullerton where he graduated with honors in 1977 and holds a B.A. in Business Administration.

Robert C. Peterson, age 43, is a Director of Cornerstone Ventures, Inc. As an officer of Koll Management Services, Inc. (“Koll”), one of the largest managers and operators of commercial real estate in the United States, Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone Ventures, Inc. in 1993 and the second joint venture between Koll and Cornerstone Ventures, Inc. in 1995.

Mr. Peterson is currently Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $4.5 billion of commercial real estate on behalf of many of the largest private and public pension funds in the United States. In his capacity, Mr. Peterson is the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the central region of the United States for KBS.  Mr. Peterson has been with KBS since its inception in 1992.

Mr. Peterson has 22 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

Mr. Peterson is a Certified Public Accountant (CPA), Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California.  Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

William H. McFarland, age 63, is a Director of Cornerstone Ventures, Inc., and also a director of William Lyon Homes.  Between 1997 and 1999, Mr. McFarland was Chief Executive Officer of Irvine Apartment Communities, the dominant owner and operator of apartment properties in the nation’s largest master-planned community, Orange County’s Irvine Ranch.

Between 1993 and 1997, Mr. McFarland was President and Chief Executive Officer of Irvine Community Development, the land development arm of the Irvine Company.

In 1996 Mr. McFarland was elected to the California Building Industry Foundation Hall of Fame, recognizing his housing industry leadership and his influence in the construction of more than 40,000 homes and apartments in California during his 32-year career.

Alfred J. Pizzurro, age 47, is Director and Senior Vice President of Cornerstone Ventures, Inc. as well as Principal of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone

Realty Fund, LLC offering.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s Marketing and New Business Development activities since that time.

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

Joseph H. Holland, age 46, is a Director of Cornerstone Ventures, Inc. Mr. Holland is the former Commissioner of the New York State Division of Housing and Community Renewal. In this capacity, Mr. Holland headed the New York State Agency with more than two thousand employees. Mr. Holland was responsible for administering programs in the areas of community development, supervision of State-assisted housing developments and rent regulation in New York City and other municipalities. Mr. Holland held this position between 1995 and 1996.  Between 1985 and 1987, Mr. Holland was Chief Counsel for the New York Standing Committee on Housing and Community Development.  Mr. Holland is the 1991 recipient of the Volunteer Action Award, presented by President George Bush and the 1991 Entrepreneur of the Year Award, presented by New York Mayor David Dinkins.

Mr. Holland is currently the managing member of Uptown Partners, LLC, a real estate group developing market-rate, multi-family housing in New York City.  He is also of counsel with the law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area.

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

Timothy C. Collins, age 55, is a Director of Cornerstone Ventures, Inc, and has been a consultant to Cornerstone during the formation of the Cornerstone Realty Fund, LLC.  Mr. Collins has been Founder and Principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

Since 1987, T.C. Collins & Associates has managed the construction of 1.7 million square feet of industrial property and has negotiated the disposition of over 2,000 acres of land for both residential and commercial /industrial use.

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

Mr. Collins is a graduate of the University of Santa Clara and is a licensed Certified Public Accountant (inactive). He currently serves as a Director or Advisory Board Member for Oxidation Systems, Inc., Clougherty Packing Company (dba Farmer John Meats), Q.S.T. Travel Group and the Pacific Coast Sailing Foundation.

Michael L. Meyer, age 64, is Chief Executive Officer of Michael L. Meyer Company, a real estate consulting and investing firm, and has been a Director of Cornerstone Ventures, Inc. since 2002.  In 1998, Mr. Meyer retired as the Managing Partner of the E & Y Kenneth Leventhal Real Estate Group of the Ernst & Young Orange County Office. Mr. Meyer began his career with Kenneth Leventhal & Company in 1963.

For outstanding achievements in the real estate industry and community, Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June 1999.  He was named the 1999 Chapman University Distinguished Research Awardee and was the 1998 recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award.  Mr. Meyer has been honored by the United Way (Alexis de Tocqueville Society Award), City of Hope (Spirit of Life Award), Jewish National Fund (Tree of Life Award), and the American Jewish Committee (Human Relations Award).

Mr. Meyer is also a board member of the California Building Industry Foundation; founder and board member emeritus of the Orange County Forum; director of the Construction Industries Alliance for the City of Hope; past chair of the United Way’s Alexis de Tocqueville Society; past chair of the Advisory Board of the Real Estate Program of the UCI Graduate School of Management; and board member and past President of the Board of The Wellness Community—Orange County.  He is also a member of the Urban Land Institute and American Institute and California Society of Certified Public Accountants.

Mr. Meyer is a member of the Board of Directors of William Lyon Homes and City National Bank.

Management of the Managing Member

The managing member is managed by Cornerstone Ventures, Inc.  The managing member is owned by Cornerstone Ventures, Inc. and various investors none of whom have any voting rights or control with respect to the operations of the managing member.  The management of the managing member is vested solely in Cornerstone Ventures, Inc.

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.   Additional officers of Cornerstone Ventures, Inc. are:

Dominic J. Petrucci, age 39, is a Senior Vice President with Cornerstone Ventures, Inc.  Mr. Petrucci oversees Cornerstone’s real estate operations which include acquisitions, asset management, and dispositions.  In this capacity Mr. Petrucci is responsible for national business development and oversight of due diligence investigation, property leasing, property management, capital improvements and entitlement processing.  Mr. Petrucci joined Cornerstone Ventures, Inc. in May 2002.

Prior to joining Cornerstone, Mr. Petrucci served since 1998 as President of Koll Development Company’s Intermountain Division.  In this capacity he managed the commercial real estate development activities for a 2.8 million square foot portfolio.  Mr. Petrucci’s responsibilities included business development, divisional oversight of operations and administration, and he was a member of Koll Development Company’s Executive Committee and Investment Committee.

Mr. Petrucci rejoined Koll Development Company after working for Kitchell Development Company and Kitchell Corporation from 1996-1998.  As Vice President for Kitchell Development Company, he oversaw Kitchell’s real estate development operations throughout the western United States.  As Vice President – Finance for Kitchell Corporation, Mr. Petrucci provided total financial oversight of their domestic and international construction activities and managed the property management, financial services, human resources, and risk management departments for Kitchell ($300 million annual revenues).

Tracy A. Thomson, age 48, is the Chief Financial Officer of Cornerstone Ventures, Inc.  She is responsible for all financial and accounting functions for the Cornerstone entities which includes SEC reporting, audits, tax reporting, investor reporting and property reporting.  Beginning in 1978, Ms. Thomson served as Controller and Managing Director for an international real estate syndicator where she developed and implemented a profitable investment strategy for a 1.4 million square foot industrial portfolio.  Her responsibilities included property management, leasing, sale negotiations and investor reporting.  From 1981 to 1983, Ms. Thomson served as the Chief Financial Officer of University Real Estate Investment Trust, followed by six years as a financial consultant to real estate clients and take-over specialists of real estate owned departments of savings and loans specializing in asset management, property and investment analysis, investor taxation issues, and public reporting.

From 1990 to 1997, Ms. Thomson was Chief Financial Officer and Operations Manager for Trust Realty Partners where she managed a commercial real estate portfolio of public and private partnerships with 24,000 investors.  She successfully repositioned debt, produced positive cash flow, and substantially increased investor equity for the portfolio.  After four more years in the private sector overseeing in excess of forty partnerships of commercial real estate through reporting, extensive 1031 exchange structures and tax returns, Ms. Thomson joined Cornerstone Ventures, Inc. in mid-2002.

Compensation

We will reimburse the managing member for its direct expenses in administering the Fund and pay the managing member compensation for its services as provided in the operating agreement.  The managing member will also receive a percentage of net cash flow from operations and net sales proceeds.  We will not pay the managing member any other compensation for its services as managing member.  See “Management Compensation.”

Services Performed by Others

The managing member and its affiliates intend to hire independent persons and companies to provide services to us as called for by the operating agreement or, which in the opinion of the managing member, would be in our best interests.  We will pay the cost of all such services unless those services are to be provided by the managing member.

Dealer Manager Management

The dealer manager of the Fund is Pacific Cornerstone Capital, Inc., an affiliate of the managing member and a member of the National Association of Securities Dealers, Inc.  The officers of the dealer manager are responsible for marketing of the Fund to the broker dealers.

Alfred J. Pizzurro joined Cornerstone in April 1998 and is a Senior Vice President of the dealer manager.  Mr. Pizzurro focuses on new business development and institutional investors.  Mr. Pizzurro holds Series 24, 7 and 63 licenses.

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

During the period from January 1, 2002 through December 31, 2002, there were no Section 16(a) filings required.

Item 11.    Compensation of the Managing Member and Affiliates

The following table summarizes the compensation, fees and reimbursements paid to the managing member and affiliates during the year ended December 31, 2002.

Entity	Capacity in which Served- Form of Compensation	Cash Compensation

Cornerstone Industrial Properties, LLC	Managing member-Reimbursement of organization and offering costs	$237,500

	Reimbursement of initial operating costs and interest on advances	$211,088

Cornerstone Industrial Properties, LLC	Property manager - Property management fees	$6,954

Pacific Cornerstone Capital, Inc.	Dealer manager-selling commissions	$623,542	(1)

(1)          This amount includes all selling commissions paid on units sold in 2002.  A substantial portion was paid out to other broker/dealers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

There are no units of membership interest owned by the managing member as of December 31, 2002.  There are 5 units of membership interest owned by Terry G. Roussel as of December 31, 2002.

No arrangements exist which would, upon implementation, result in a change in control of the Fund.

The Fund does not have any equity compensation plans and did not have any such plan as of December 31, 2002.

Item 13. Certain Relationships and Related Transactions

Compensation and Fees to be Paid to the Managing Member and its Affiliates

Following is a summary of the compensation and fees to be paid by the Fund to the managing members and its affiliates in connection with the formation and operation of the Fund.

Type of Compensation and Recipient	Method of Compensation	Estimated Amount
ORGANIZATION AND OFFERING STAGE
Selling commissions payable to the dealer manager and participating brokers	Up to 9% of offering proceeds on the first $3,000,000 raised and 7% of offering proceeds thereafter.	$270,000 if 6,000 units are sold; $1,780,000 if 50,000 units are sold
Marketing support fee payable to the dealer manager and participating brokers	Up to 2.0% of offering proceeds less $60,000.	$0 if 6,000 units are sold; $470,000 if 50,000 units are sold

Reimbursement of non-accountable expenses payable to the dealer manager and participating brokers	Up to 1% of offering proceeds.	$30,000 if 6,000 units are sold; $250,000 if 50,000 units are sold

Due diligence expense allowance fee payable to the dealer manager and participating brokers	Up to 0.5% of offering proceeds.	$15,000 if 6,000 units are sold; $125,000 if 50,000 units are sold

Reimbursement to managing member and its affiliates for organizational and offering expenses	Reimbursement of actual expenses and costs.	Estimated at $120,000 if 6,000 units are sold or $1,000,000 if 50,000 units are sold, but not determinable at this time.
ACQUISITION STAGE
Acquisition fees payable to the managing member and its affiliates	None	None

Type of Compensation and Recipient	Method of Compensation	Estimated Amount

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

Not determinable at this time.

Type of Compensation and Recipient	Method of Compensation	Estimated Amount
Incentive share of net cash flow from operations payable to the managing member

10% of net cash flow from operations each year until unitholders have received distributions equal to an 8%  per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations.

Not determinable at this time.
Reimbursement of actual cost of goods, materials and other services supplied to the Fund by the managing member	Reimbursement of actual expenses and costs.	Not determinable at this time.
LIQUIDATION STAGE

Property disposition fees payable to the managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties.  The managing member will not be given an exclusive right to sell our properties

	Property disposition fees in an amount equal to 6% of the contract sales price of the property.	Not determinable at this time.

Incentive share of net sales proceeds payable to the managing member

After the unitholders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unitholders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales.

Not determinable at this time.

Loans from and to Related Parties

At December 31, 2002, the managing member has advanced a total of $1,113,472 to the Fund for deferred offering costs and initial operating costs.  The advances bear simple interest at the prevailing prime commercial lending rate plus two percentage points.  At December 31, 2002, the Fund had incurred a total of $187,589 of cumulative interest on the advances.  Of these advances and interest payable, $726,388 was repaid as of December 31, 2002 from a portion of the gross offering proceeds received by the Fund through December 2002. The Fund will not reimburse the managing member for any amounts advanced for organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering.  Any such expenses incurred by the managing member on behalf of the Fund, that are not reimbursed by the Fund, will be reflected as a capital contribution to the Fund by the managing member with an offsetting expense recognized in the Fund’s statement of operations.

Item 14.    Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the managing member of the Fund, have reviewed the effectiveness of the Fund’s disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (i)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

CORNERSTONE REALTY FUND, LLC
	Report of Independent Auditors		F-1
	Balance Sheets as of December 31, 2002 and 2001		F-2
	Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000		F-3
	Statements of Members’ Capital (Deficit) for the Years Ended December 31, 2002, 2001 and 2000		F-4
	Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000		F-5
	Notes to Financial Statements		F-6

(a) (ii)	Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation

(a) (iii)	Exhibits

	3.1	Articles of Organization of the Fund incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999.

	3.2	Operating Agreement incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, File No. 333-76609, filed June 14, 2000.

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

The Fund filed a Current Report on Form 8-K on October 11, 2002 reporting under Item 2 the acquisition of the Normandie Business Center in Torrance, California.

On December 10, 2002, the Fund filed an amendment to the aforementioned Current Report on Form 8-K to include under Item 7 the required financial statements and pro forma financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 2003.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ Terry G. Roussel
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ Tracy A.Thomson
Tracy A. Thomson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Terry G. Roussel	Director of Cornerstone Ventures, Inc.	March 24, 2003
Terry G. Roussel

	Director of Cornerstone Ventures, Inc.	March __, 2003
Robert C. Peterson

	Director of Cornerstone Ventures, Inc.	March __, 2003
William H. McFarland

/s/ Alfred J. Pizzurro	Director of Cornerstone Ventures, Inc.	March 24, 2003
Alfred J. Pizzuro

/s/ Joseph H. Holland	Director of Cornerstone Ventures, Inc.	March 20, 2002
Joseph H. Holland

/s/ Timothy C. Collins	Director of Cornerstone Ventures, Inc.	March 24, 2003
Timothy C. Collins

/s/ Michael L. Meyer	Director of Cornerstone Ventures, Inc.	March 24, 2003
Michael L. Meyer

CERTIFICATIONS

I, Terry G. Roussel, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Cornerstone Realty Fund, LLC;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry G. Roussel
Date: March 25, 2003

Terry G. Roussel
Chief Executive Officer (Principal Executive Officer) of Cornerstone Ventures, Inc., the Managing Member of Cornerstone Industrial Properties, LLC, the Managing Member of Cornerstone Realty Fund, LLC

I, Tracy A. Thomson, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Cornerstone Realty Fund, LLC;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Tracy A. Thomson
Date: March 25, 2003

Tracy A. Thomson
Chief Financial Officer (Principal Financial Officer) of Cornerstone Ventures, Inc., the Managing Member of Cornerstone Industrial Properties, LLC, the Managing Member of Cornerstone Realty Fund, LLC

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry G. Roussel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Annual Report of Cornerstone Realty Fund, LLC on Form 10-K for the twelve month period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Cornerstone Realty Fund, LLC.

/s/ Terry G. Roussel
Date: March 25, 2003

Terry G. Roussel Chief
Executive Officer (Principal Executive Officer) of Cornerstone Ventures, Inc.,  Managing Member of Cornerstone Industrial Properties, LLC, the Managing Member of Cornerstone Realty Fund, LLC

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Thomson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Annual Report of Cornerstone Realty Fund, LLC on Form 10-K for the twelve month period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Cornerstone Realty Fund, LLC.

/s/ Tracy A. Thomson
Date: March 25, 2003

Tracy A. Thomson
Chief Financial Officer (Principal Financial Officer) of Cornerstone Ventures, Inc.,  Managing Member of Cornerstone Industrial Properties, LLC, the Managing Member of Cornerstone Realty Fund, LLC

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Pursuant to Section 12 of the Act.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Auditors

To the Members

Cornerstone Realty Fund, LLC

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, a California limited liability company, as of December 31, 2002 and 2001, and the related statements of operations, members’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule on page F-11. These financial statements and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Irvine, California
March 13, 2003

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

BALANCE SHEETS

ASSETS

	December 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$1,062,947	$2,493,073

Investments in real estate
Land	2,201,930	—
Buildings, less accumulated depreciation of $15,868 in 2002	4,237,894	—
	6,439,824	—
Other assets
Tenant and other receivables	11,197	—
Prepaid insurance	14,877	—
Leasing commissions, less accumulated amortization of $136 in 2002	1,497	—
Office equipment, less accumulated depreciation of $2,313 in 2002 and $1,984 in 2001	541	870
Total assets	$7,530,883	$2,493,943

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$101,038	$55,559
Real estate taxes payable	113,657	—
Tenant security deposits	82,622	—
Advances payable to managing member	111,059	265,106
Total liabilities	408,376	320,665

Members’ capital (100,000 units authorized, 18,061 units issued and outstanding in 2002 and 6,186 units issued and outstanding in 2001)	7,122,507	2,173,278
Total liabilities and members’ capital	$7,530,883	$2,493,943

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues
Rental revenues	$121,492	$—	$—
Tenant reimbursements	9,843	—	—
Interest, dividends and other income	51,777	8,319	—
	183,112	8,319	—

Expenses
Property operating and maintenance	16,104	—	—
Property taxes	14,130	—	—
General and administrative expenses	221,983	125,049	112,888
Interest expense on advances payable to managing member	41,791	68,687	53,907
Depreciation and amortization	16,333	663	570
	310,341	194,399	167,365

Net loss	$(127,229)	$(186,080)	$(167,365)

Net loss allocable to managing member	$(12,723)	$(18,608)	$(167,365)

Net loss allocable to unitholders	$(114,506)	$(167,472)	$—

Per share amounts:
Basic and diluted loss allocable to unitholders	$(9.86)	$(27.37)	$—
Basic and diluted weighted average units outstanding	11,615	6,119	—

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

Balance, December 31, 1999	$(226,770)

Capital contributions	56,947
Net loss	(167,365)

Balance, December 31, 2000	$(337,188)

Capital contributions	56,532
Net proceeds from offering	2,768,602
Deferred offering costs repaid to managing member	(123,720)
Distributions to unitholders	(4,868)
Net loss	(186,080)

Balance, December 31, 2001	$2,173,278

Net proceeds from offering	5,313,958
Deferred offering costs repaid to managing member	(237,500)
Net loss	(127,229)

Balance, December 31, 2002	$7,122,507

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

OPERATING ACTIVITIES
Net loss	$(127,229)	$(186,080)	$(167,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,333	663	570
Changes in operating assets and liabilities:
Other assets	(27,707)	—	—
Accounts payable and accrued liabilities	45,479	(59,239)	109,563
Real estate taxes payable	113,657	—	—
Tenant security deposits	82,622	—	—
Net cash provided by (used in) operating activities	103,155	(244,656)	(57,232)

INVESTING ACTIVITIES
Purchases of real estate	(6,455,692)	—	—

FINANCING ACTIVITIES
Advances from managing member	57,041	190,763	4,785
Repayment of managing member advances	(211,088)	(154,080)	—
Net proceeds from offering	5,313,958	2,768,602	—
Capital contributions	—	56,532	56,947
Deferred offering costs repaid to managing member	(237,500)	(123,720)	—
Distributions to unitholders	—	(4,868)	—
Net cash provided by financing activities	4,922,411	2,733,229	61,732

Net (decrease) increase in cash	(1,430,126)	2,488,573	4,500

Cash and cash equivalents at beginning of year	2,493,073	4,500	—

Cash and cash equivalents at end of year	$1,062,947	$2,493,073	$4,500

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.                                      Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the managing member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.

The Fund has been dependent on the Managing Member providing capital contributions and advances in order for it to meet its obligations as they have come due.  The Managing Member intends to continue providing such capital contributions and advances until the proceeds from the Fund’s public offering are sufficient for the Fund to meet its obligations as they come due.  The Managing Member must raise funds through the sale of debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of March 13, 2003, the Fund has issued 20,035 units primarily to new unitholders for gross offering proceeds of $10,017,500.

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

Net Cash Flow from Operations, as defined, will be distributed 90% to the unitholders and 10% to the Managing Member until the unitholders have received either an 8% or 12% cumulative, non-compounded annual return on their Invested Capital Contributions, as defined. The 12% return applies to specified early investors for the twelve-month period subsequent to the date of their Invested Capital Contributions and is in lieu of the 8% return during that period.

Net Sales Proceeds, as defined, will be distributed first, 100% to the unitholders in an amount equal to their Invested Capital Contributions; then, 90% to the unitholders and 10% to the Managing Member until the unitholders have received an amount equal to the unpaid balance of their aggregate cumulative, non-compounded annual return on their Invested Capital Contributions; and thereafter, 50% to the unitholders and 50% to the Managing Member.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents is $82,622 that the Fund has designated as tenant security deposits.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.  Tenant improvements are depreciated over the respective tenant’s lease term.

The Fund evaluates the carrying value for investments in real estate in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

Office Equipment and Leasing Commissions

Office equipment is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets.  The estimated useful life of the office equipment is five years.  Leasing commissions are stated at cost.  Amortization is computed on a straight-line basis over the related lease term.

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

Concentration of Credit Risk

The Fund maintains some of its cash in money market accounts which, at times, exceeds federally insured limits.  No losses have been experienced related to such amounts.

Impact of New Accounting Pronouncement

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Management is currently evaluating the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002.  Interpretation No. 45 could require the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statement account balances to conform to the 2002 presentation.

3.                                      Investments in Real Estate

On September 27, 2002, the Fund acquired an existing multi-tenant industrial business park known as Normandie Business Center, located in Torrance, California for an investment of $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of 48,979 leasable square feet.

On December 27, 2002, the Fund acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for an investment of $2,553,996.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 leasable square feet.

The future minimum lease payments to be received under existing operating leases as of December 31, 2002, are as follows:

2003	$465,035
2004	270,104
2005	117,732
2006	41,106
2007	15,163

$909,140

The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.

4.                                      Deferred Offering Costs Advanced by Managing Member

Deferred offering costs advanced by the Managing Member for the years ended December 31, 2002 and  2001 are as follows:

Deferred Offering Costs

Balance, December 31, 2000	$399,166
Costs advanced	225,597
Costs repaid	(123,720)

Balance, December 31, 2001	501,043

Costs advanced	200,071
Costs repaid	(237,500)

Balance, December 31, 2002	$463,614

Specific incremental costs incurred in connection with the offering of membership units are advanced by the Managing Member.  These advances bear simple interest at the prevailing prime commercial lending rate (4.25% at December 31, 2002) plus two percentage points.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through December 31, 2002, the Fund has received, from its Managing Member, cumulative unsecured advances of deferred offering costs in the amount of $824,834, and has repaid the Managing Member $361,220 of those deferred offering costs.

5.                                      Related Party Transactions

In order to fund its initial operating costs, the Fund has received, from its Managing Member, cumulative unsecured advances and has incurred cumulative interest for a total of $476,227.  Through December 31, 2002, the Fund has repaid the Managing Member $365,168 of initial operating costs and interest. The initial operating cost advances bear simple interest at the prevailing prime commercial lending rate (4.25% at December 31, 2002) plus two percentage points.  Interest expense totaling $41,791, $68,687 and $53,907 for the years ended December 31, 2002, 2001 and 2000, respectively, was incurred on these advances.  At December 31, 2002, the balance of advances payable to the Managing Member was $111,059.

Through December 31, 2002, the Managing Member made capital contributions to the Fund in the amount of $109,979.

During the year ended December 31, 2002, the Managing Member funded $200,357 to the Fund’s unitholders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.    During the years ended December 31, 2002 and 2001, the total fees, compensation and reimbursements were $623,542 and $324,398, respectively.

The Fund is to reimburse its Managing Member for deferred offering costs advanced by its Managing Member to the Fund in the amount of 4% of the gross proceeds from the offering of units.  The Fund also reimburses its Managing Member for 100% of initial operating costs advanced to the Fund.  Deferred offering and initial operating costs advanced to the Fund by its Managing Member bear interest at the prevailing prime commercial lending rate plus two percentage points.

6.                                      Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2002
Revenues	$11,798	$14,622	$22,955	$133,737

Net loss allocable to unitholders	$(29,976)	$(58,091)	$(16,412)	$(10,027)

Basic and diluted loss allocable to unitholders	$(4.21)	$(5.84)	$(1.24)	$0.63

Basic and diluted weighted average units outstanding	7,093	9,945	13,237	16,039

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2001
Revenues	—	—	—	$8,319

Net loss allocable to unitholders	—	—	—	$(43,916)

Basic and diluted loss allocable to unitholders	—	—	—	$(7.18)

Basic and diluted weighted average units outstanding	—	—	—	6,119

SCHEDULE III   REAL ESTATE AND ACCUMULATED DEPRECIATION

CORNERSTONE REALTY FUND, LLC

December 31, 2002

		Initial Cost to Fund		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Description	Encumbrances	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Industrial Buildings:

Normandie Business Center	--	$1,783,075	$2,118,621	--	--	$1,783,075	$2,118,621	$3,901,696	$15,868	1989	9/27/2002	39 years

Sky Harbor Business Park	--	418,855	2,135,141	--	--	418,855	2,135,141	2,553,996	--	1976	12/27/2002	39 years

Totals	$--	$2,201,930	$4,253,762	$--	$--	$2,201,930	$4,253,762	$6,455,692	$15,868