Form 10-Q
period 2003-03-31
CORNERSTONE REALTY FUND LLC
filed 2003-05-15
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of April 25, 2003, the Fund had 21,962 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Cornerstone Realty Fund, LLC

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$2,113,156	$1,062,947

Investments in real estate
Land	2,201,930	2,201,930
Buildings, less accumulated depreciation of $43,136 in 2003 and $15,868 in 2002	4,210,626	4,237,894
	6,412,556	6,439,824
Other assets
Tenant and other receivables	14,875	11,197
Prepaid insurance	10,796	14,877
Leasing commissions, less accumulated amortization of $272 in 2003 and $136 in 2002	2,063	1,497
Office equipment, less accumulated depreciation of $2,608 in 2003 and $2,313 in 2002	246	541
Total assets	$8,553,692	$7,530,883

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$57,734	$101,038
Real estate taxes payable	99,020	113,657
Tenant security deposits	82,622	82,622
Advances payable to managing member	114,115	111,059
Total liabilities	353,491	408,376

Members’ capital (100,000 units authorized, 20,399 units issued and outstanding in 2003 and 18,061 units issued and outstanding in 2002)	8,200,201	7,122,507
Total liabilities and members’ capital	$8,553,692	$7,530,883

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues
Rental revenues	$194,367	$—
Tenant reimbursements	29,804	—
Interest, dividends and other income	2,924	11,798
	227,095	11,798

Expenses
Property operating and maintenance	28,976	—
Property taxes	37,690	—
General and administrative expenses	45,327	32,169
Interest expense on advances payable to managing member	9,204	12,794
Depreciation and amortization	27,699	142
	148,896	45,105

Net income (loss)	$78,199	$(33,307)

Net income (loss) allocable to managing member	$7,820	$(3,331)

Net income (loss) allocable to unitholders	$70,379	$(29,976)

Per unit amounts:
Basic and diluted income (loss) allocable to unitholders	$3.68	$(4.21)

Basic and diluted weighted average units outstanding	19,135	7,121

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2001	$2,173,278

Net proceeds from offering	5,313,958
Deferred offering costs repaid to managing member	(237,500)
Net loss	(127,229)

Balance, December 31, 2002	7,122,507

Net proceeds from offering (unaudited)	1,046,255
Deferred offering costs repaid to managing member (unaudited)	(46,760)
Net income (unaudited)	78,199

Balance, March 31, 2003 (unaudited)	$8,200,201

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$78,199	$(33,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,699	142
Changes in operating assets and liabilities:
Other assets	(299)	—
Accounts payable and accrued liabilities	(43,304)	(13,467)
Real estate taxes payable	(14,637)	—

Net cash provided by (used in) operating activities	47,658	(46,632)

FINANCING ACTIVITIES
Advances from managing member	3,056	21,909
Repayment of managing member advances	—	(168,751)
Net proceeds from offering	1,046,255	1,021,639
Deferred offering costs repaid to managing member	(46,760)	(45,660)

Net cash provided by financing activities	1,002,551	829,137

Net increase in cash	1,050,209	782,505

Cash and cash equivalents at beginning of period	1,062,947	2,493,073

Cash and cash equivalents at end of period	$2,113,156	$3,275,578

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the managing member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling equity interests (“units”) in a public offering in the Fund, and is admitting the new unitholders as members of the Fund.

The Fund is generating sufficient net cash from operations to meet its obligations as they come due.  The Fund is still in its offering and organizational stage, and is dependent on the Managing Member to provide advances for costs incurred in connection with the offering of units.  The Managing Member must raise funds through the sale of debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  The Fund is to reimburse the Managing Member for the offering costs advanced by the Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of April 25, 2003, the Fund has issued 21,962 units primarily to new unitholders for gross offering proceeds of $10,981,000.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2.             Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to the audited financial statements and footnotes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Income Tax Matters

It is the intent of the Fund that the Fund be treated as a partnership for income tax purposes.  As a limited liability company, the Fund is subject to certain minimal taxes and fees; however, income taxes on the income or losses realized by the Fund are generally reported on the separate returns of the members.

Concentration of Credit Risk

The Fund maintains some of its cash in money market accounts which, at times, exceeds federally insured limits.  No losses have been experienced related to such amounts.

Reclassifications

Certain reclassifications have been made to the 2002 financial statement account balances to conform to the 2003 presentation.

Computation of Net Income (Loss) per Unit

The basic and diluted income (loss) allocable to unitholders is computed by dividing net income (loss) by the weighted average number of units outstanding for the period.

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

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay a portion of operating expenses in addition to minimum rent.

4.             Deferred Offering Costs Advanced by Managing Member

Deferred offering costs advanced by the Managing Member for the three months ended March 31, 2003 (unaudited) and for the year ended December 31, 2002 are as follows:

Deferred Offering Costs
Balance, December 31, 2001	$501,043
Costs advanced	200,071
Costs repaid	(237,500)

Balance, December 31, 2002	463,614

Costs advanced	45,663
Costs repaid	(46,760)

Balance, March 31, 2003	$462,517

Specific incremental costs incurred in connection with the offering of membership units are advanced by the Managing Member.  These advances bear simple interest at the prevailing prime commercial lending rate (4.25% at March 31, 2003) plus two percentage points.

Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through March 31, 2003, the Fund has received, from its Managing Member, cumulative unsecured advances for deferred offering costs in the amount of $870,497, and has repaid the Managing Member $407,980 of those deferred offering costs.

5.             Related Party Transactions

The Fund is to reimburse its Managing Member for deferred offering costs advanced by its Managing Member to the Fund in the amount of 4% of the gross proceeds from the offering of units.  The Fund is to reimburse its Managing Member for 100% of initial operating costs advanced to the Fund.  Deferred offering and initial operating costs advanced to the Fund by its Managing Member bear interest at the prevailing prime commercial lending rate plus two percentage points.

In order to fund its initial operating costs, the Fund has received, from its Managing Member, unsecured advances and has incurred interest for a cumulative total of $479,283.  Through March 31, 2003, the Fund has repaid the Managing Member $365,168 of initial operating costs and interest. The initial operating cost advances bear simple interest at the prevailing prime commercial lending rate (4.25% at March 31, 2003) plus two percentage points.  Interest expense totaling $9,204 and $12,794 for the three months ended March 31, 2003 and 2002, respectively, was incurred on these advances.  At March 31, 2003, the balance of initial operating cost advances payable to the Managing Member was $114,115.

An affiliate of the Managing Member, Pacific Cornerstone Capital, Inc., is entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.    During the three months ended March 31, 2003 and 2002, the total fees, compensation and reimbursements were $122,745 and $119,861, respectively, of which a substantial portion is paid out to other broker-dealers.

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s unaudited condensed financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will continue to experience minimal or no vacancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

Results of Operations

As of March 31, 2003, the Fund has purchased two multi-tenant industrial business park properties containing a total of 36 tenant spaces, in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002 and December 2002, respectively.

The Fund generated net income for the three months ended March 31, 2003 of $78,199 compared to a net loss of $33,307 for the same period of 2002, for an overall increase in net income of $111,506.  This increase was primarily due to rental revenues of $224,171 generated by the properties we purchased. This revenue increase was offset by reduced interest income on proceeds from unit sales of $8,874, property and related expenses of $94,223, increased general and administrative expenses of $13,158 and decreased interest expense on advances payable to managing member of $3,590.

The Fund is still in its offering and organizational stage. Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.  Although the offering is scheduled to end on August 6, 2003, the managing member intends to take the steps necessary to continue offering units for sale for up to an additional two years to complete the capitalization of the Fund.

Liquidity and Capital Resources

During the three months ended March 31, 2003 the Fund’s cash and cash equivalents increased by $1,050,209.  This is primarily the result of net proceeds from the sale of units during the quarter of $1,046,255.

As of April 25, 2003, the Fund has received $10,981,000 of gross proceeds from the sale of membership units, $109,979 as a capital contribution from the managing member, and paid out $1,591,983 for offering costs.  Of the net proceeds of $9,498,996, the Fund purchased two properties for $6,455,693, used $285,457 in cumulative operating expenses of the Fund and $4,868 in distributions to unitholders. The Fund has $2,752,978 in cash and cash equivalents.

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

As of March 31, 2003, the Fund had $114,115 in advances payable to its managing member.  The advances are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		99.1	Certification of Terry G. Roussel Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification of Tracy A. Thomson Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on January 9, 2003, to report, under Item 2., the acquisition of the Sky Harbor Business Park in Northbrook, Illinois on December 27, 2002.

On March 7, 2003, the Registrant filed an amendment to the aforementioned Current Report on Form 8-K to include, under Item 7., the required financial statements and pro forma financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2003.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ Terry G. Roussel
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ Tracy A. Thomson
Tracy A. Thomson,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

CERTIFICATIONS

I, Terry G. Roussel, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Cornerstone Realty Fund, LLC;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry G. Roussel
Date: May 15, 2003

Terry G. Roussel
Chief Executive Officer (Principal Executive Officer)
of Cornerstone Ventures, Inc., the Manager of
Cornerstone Industrial Properties, LLC, the Managing
Member of Cornerstone Realty Fund, LLC

I, Tracy A. Thomson, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Cornerstone Realty Fund, LLC;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Tracy A. Thomson
Date: May 15, 2003

Tracy A. Thomson
Chief Financial Officer (Principal Financial Officer)
of Cornerstone Ventures, Inc., the Manager of
Cornerstone Industrial Properties, LLC, the Managing
Member of Cornerstone Realty Fund, LLC