Form 10-Q
period 2003-06-30
CORNERSTONE REALTY FUND LLC
filed 2003-08-13
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 1, 2003, the Fund had 25,219 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002

Condensed Statements of Operations for the Three Months and Six Months ended June 30, 2003 and June 30, 2002 (unaudited)

Condensed Statements of Members’ Capital for the Six Months ended June 30, 2003 (unaudited) and for the year ended December 31, 2002

Condensed Statements of Cash Flows for the Six Months ended June 30, 2003 and June 30, 2002 (unaudited)

Notes to Condensed Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS

Assets
Cash and cash equivalents	$3,822,743	$1,062,947

Investments in real estate
Land	2,201,930	2,201,930
Buildings and improvements, less accumulated depreciation of $70,517 in 2003 (unaudited) and $15,868 in 2002	4,210,232	4,237,894
	6,412,162	6,439,824

Other assets
Tenant and other receivables	37,142	11,197
Prepaid insurance	7,166	14,877
Leasing commissions, less accumulated amortization of $408 in 2003 (unaudited) and $136 in 2002	1,926	1,497
Office equipment, less accumulated depreciation of $2,708 in 2003 (unaudited) and $2,313 in 2002	146	541
Total assets	$10,281,285	$7,530,883

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$11,831	$101,038
Real estate taxes payable	115,993	113,657
Tenant security deposits	72,496	82,622
Advances payable to managing member	114,115	111,059
Total liabilities	314,435	408,376

Members’ capital (100,000 units authorized, 20,497 units issued and outstanding in 2003 (unaudited) and 18,061 units issued and outstanding in 2002)	9,966,850	7,122,507
Total liabilities and members’ capital	$10,281,285	$7,530,883

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
Rental revenues	$201,943	$—	$396,310	$—
Tenant reimbursements and other income	43,701	—	73,505	—
Interest, dividends and other income	1,343	14,622	4,267	26,420
	246,987	14,622	474,082	26,420

Expenses
Property operating and maintenance	30,917	—	59,893	—
Property taxes	38,436	—	76,126	—
General and administrative	23,462	68,882	68,789	101,050
Interest on advances payable to managing member	8,894	10,143	18,098	22,938
Depreciation and amortization	27,617	142	55,316	284
	129,326	79,167	278,222	124,272

Net income (loss)	$117,661	$(64,545)	$195,860	$(97,852)

Net income (loss) allocable to managing member	$11,766	$(6,454)	$19,586	$(9,785)

Net income (loss) allocable to unitholders	$105,895	$(58,091)	$176,274	$(88,067)

Per unit amounts:
Basic and diluted income (loss) allocable to unitholders	$4.68	$(5.84)	$8.43	$(10.33)

Basic and diluted weighted average units outstanding	22,650	9,945	20,902	8,527

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2002	7,122,507

Net proceeds from offering	2,834,465
Distributions to members	(59,302)
Deferred offering costs repaid to managing member	(126,680)
Net income	195,860

Balance, June 30, 2003	$9,966,850

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$195,860	$(97,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,316	284
Changes in operating assets and liabilities:
Other assets	(18,935)	—
Accounts payable, accrued liabilities and security deposits	(99,333)	(33,355)
Real estate taxes payable	2,336	—

Net cash provided by (used in) operating activities	135,244	(130,923)

INVESTING ACTIVITIES
Additions to buildings	(26,987)	—

Net cash used in investing activities	(26,987)	—

FINANCING ACTIVITIES
Advances from managing member	3,056	11,168
Repayment of managing member advances	—	(189,055)
Net proceeds from offering	2,834,465	2,744,369
Distributions to members	(59,302)	—
Deferred offering costs repaid to managing member	(126,680)	(120,620)

Net cash provided by financing activities	2,651,539	2,445,862

Net increase in cash	2,759,796	2,314,939

Cash and cash equivalents at beginning of period	1,062,947	2,493,073

Cash and cash equivalents at end of period	$3,822,743	$4,808,012

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

The Fund is generating sufficient net cash from operations to meet its obligations as they come due.  The Fund is still in its offering and organizational stage, and is dependent on the Managing Member to provide advances for costs incurred in connection with the offering of units. The Managing Member must raise funds through the sale of debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  The Fund is to reimburse the Managing Member for the offering costs advanced by the Managing Member in the amount of 4% of the gross proceeds from the offering of units. During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of July 24, 2003, the Fund has issued 25,153 units primarily to new unitholders for gross offering proceeds of $12,576,500.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2.                                      Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.  Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents is $72,496 that the Fund has designated as tenant security deposits.

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

Impact of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Interpretation No. 45 requires the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  Management has evaluated the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002, and as of June 30, 2003 and believes that the provisions of this pronouncement have no effect on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003.  The initial adoption of Interpretation No. 46 for arrangements created after February 1, 2003 did not have a material impact on our financial position or results of operations.  We do not anticipate that the impact of arrangements entered into prior to February 1, 2003 will have a material effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company believes that the adoption of SFAS No. 150 does not have a material impact on the Company’s financial statements.

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

4.                                      Deferred Offering Costs Advanced by Managing Member

Deferred offering costs advanced by the Managing Member for the six months ended June 30, 2003 (unaudited) are as follows:

Deferred Offering Costs

Balance, December 31, 2002	463,614

Costs advanced	106,083
Costs repaid	(126,680)

Balance, June 30, 2003	$443,017

Specific incremental costs incurred in connection with the offering of membership units are advanced by the Managing Member.  These advances bear simple interest at the prevailing prime commercial lending rate (4.00% at June 30, 2003) plus two percentage points.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through June 30, 2003, the Fund has received, from its Managing Member, cumulative unsecured advances for deferred offering costs in the amount of $930,917 (unaudited), and has repaid the Managing Member $487,900 (unaudited) of those deferred offering costs.

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

In order to fund its initial operating costs, the Fund has received, from its Managing Member, unsecured advances and has incurred interest for a cumulative total of $479,283 (unaudited).  Through June 30, 2003, the Fund has repaid the Managing Member $365,168 (unaudited) of initial operating costs and interest. The initial operating cost advances bear simple interest at the prevailing prime commercial lending rate (4.00% at June 30, 2003) plus two percentage points.  Interest expense totaling $18,098 (unaudited) and $22,938 (unaudited) for the six months ended June 30, 2003 and 2002, respectively, was incurred on these advances.  At June 30, 2003, the balance of initial operating cost advances payable to the Managing Member was $114,115 (unaudited).

An affiliate of the Managing Member, Pacific Cornerstone Capital, Inc., is entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the six months ended June 30, 2003 and 2002, the total fees, compensation and reimbursements were $332,535 (unaudited) and $312,631 (unaudited), respectively, of which a substantial portion is paid out to other broker-dealers.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s unaudited condensed financial statements and notes thereto contained elsewhere in this prospectus.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will continue to experience minimal or no vacancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

Impact of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Interpretation No. 45 requires the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  Management has evaluated the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after

December 31, 2002, and as of June 30, 2003 and believes that the provisions of this pronouncement have no effect on our financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003.  The initial adoption of Interpretation No. 46 for arrangements created after February 1, 2003 did not have a material impact on our financial position or results of operations.  We do not anticipate that the impact of arrangements entered into prior to February 1, 2003 will have a material effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We believe that the adoption of SFAS No. 150 does not have a material impact on our financial statements.

Results of Operations

As of June 30, 2003, the Fund has purchased two multi-tenant industrial business park properties containing a total of 36 tenant spaces, in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing.

Normandie Business Center, acquired in September 2002, is operating as expected. Lease renewals and new leases have been signed at rental rates slightly higher than our acquisition pro-forma budget. The new leases also include 5% annual increases, which is higher than the 3% increases we assumed during our acquisition forecasting. The property is currently 94% occupied.

Sky Harbor Business Park, acquired in December 2002, has also performed as expected.  During the acquisition review, we confirmed that one tenant who occupied 12,002 square feet was planning to vacate when their lease expired on June 30, 2003. This knowledge allowed us to negotiate a reduced purchase price and forecast a number of months for the vacancy and costs to locate a replacement tenant.  According to plan, we are actively marketing the space and anticipate having the space leased by the fourth quarter of 2003.

We recently identified another property for acquisition and on July 10, 2003, we opened an escrow account with a refundable deposit of $250,000. The property, IRSCO Business Park, is located in Irwindale, California, a sub-market of metropolitan Los Angeles. The property is situated in a high tenant demand market and is currently 95% occupied.  We have commenced the standard preliminary pre-acquisition review, and formalized the negotiations, with a closing of the transaction expected at the end of August 2003, pending satisfactory results of our formal review.

The Fund generated net income for the six months ended June 30, 2003 of $195,860 compared to a net loss of $97,852 for the same period of 2002, for an overall increase in net income of $293,712.  This increase was primarily due to rental revenues of $469,815 generated by the properties we purchased, and a decrease in general and administrative expenses of $32,261 and interest expense on advances payable to managing member of $4,840. This revenue increase of $506,916 was offset by reduced interest income on proceeds from unit sales of $22,153, and property and related expenses of $191,051.

Net income increased $182,206 from a loss of $64,545 for the three months ended June 30, 2002 to a net profit of $117, 661 for the three month period ended June 30, 2003.  During the three month period ended June 30, 2003, the Fund generated rental and tenant reimbursement revenues of $245,644 offset by property operating expenses and depreciation totaling $96,970 from the Fund’s industrial property investments.  These property operations accounted for $148,674 of the $182,206 increase in net income. With the use of cash investment for the acquisition of the two industrial properties, the revenue from interest, dividends and other income declined from $14,622 for the three months ended June 30, 2002 to $1,343 for the three months ended June 30, 2003.  General and administrative expenses also declined from $68,882 to $23,462 for the three months ended June 30, 2002 and June 30, 2003, respectively.

The Fund is still in its offering and organizational stage. Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.

Liquidity and Capital Resources

During the six months ended June 30, 2003 the Fund’s cash and cash equivalents increased by $2,759,796.  This is primarily the result of net proceeds from the sale of units during the six month period ended June 30, 2003 of $2,834,465.

As of August 1, 2003, the Fund has received $12,609,500 of gross proceeds from the sale of membership units, $109,979 as a capital contribution from the managing member, and paid out $1,913,216 for offering costs.  Of the net proceeds of $10,806,263, the Fund purchased two properties for $6,455,693 and has disbursed $26,987 for additional building costs and improvements, used $308,756 in cumulative operating expenses of the Fund and $64,170 in distributions to unitholders.  The Fund has $3,950,657 in cash and cash equivalents, and a refundable deposit on a proposed property purchase of $250,000.

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

As of June 30, 2003, the Fund had $114,115 in advances payable to its managing member.  The advances are related to loans from affiliates which, by their nature, are not subject to interest rate fluctuations.

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

PART II - OTHER INFORMATION

Item 6.                                   Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C .§ 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2003.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC its Managing Member

	By:	CORNERSTONE VENTURES, INC. its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ GARY W. NIELSON
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)