Form 10-Q
period 2003-09-30
CORNERSTONE REALTY FUND LLC
filed 2003-11-10
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 4, 2003, the Fund had 28,744 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Assets
Cash and cash equivalents	$4,334,254	$1,062,947

Investments in real estate
Land	2,201,930	2,201,930
Buildings and improvements, less accumulated depreciation of $97,916 in 2003 and $15,868 in 2002	4,215,778	4,237,894
	6,417,708	6,439,824

Other assets
Tenant and other receivables	41,956	11,197
Prepaid insurance	3,536	14,877
Leasing commissions, less accumulated amortization of $674 in 2003 and $136 in 2002	5,666	1,497
Office equipment, less accumulated depreciation of $2,720 in 2003 and $2,313 in 2002	134	541
Total assets	$10,803,254	$7,530,833

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$32,551	$101,038
Real estate taxes payable	88,376	113,657
Tenant security deposits	70,744	82,622
Advances payable to managing member	—	111,059
Total liabilities	191,671	408,376

Members’ capital (100,000 units authorized, 26,171 units issued and outstanding in 2003 and 18,061 units issued and outstanding in 2002)	10,611,583	7,122,507
Total liabilities and members’ capital	$10,803,254	$7,530,883

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues
Rental revenues	$163,967	$4,353	$560,277	$4,353
Tenant reimbursements and other income	41,037	—	108,883	—
Interest, dividends and other income	6,781	18,602	16,708	45,022
	211,785	22,955	685,868	49,375

Expenses
Property operating and maintenance	34,238	—	94,131	—
Property taxes	39,948	391	116,074	391
General and administrative	32,241	31,404	101,030	132,454
Interest on advances payable to managing member	8,876	9,254	26,974	32,192
Depreciation and amortization	27,677	142	82,993	426
	142,980	41,191	421,202	165,463

Net income (loss)	$68,805	$(18,236)	$264,666	$(116,088)

Net income (loss) allocable to managing member	$6,881	$(1,824)	$26,467	$(11,609)

Net income (loss) allocable to unitholders	$61,924	$(16,412)	$238,199	$(104,479)

Per unit amounts:
Basic and diluted income (loss) allocable to unitholders	$2.43	$(1.24)	$10.61	$(10.32)

Basic and diluted weighted average units outstanding	25,521	13,237	22,459	10,125

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2002	$7,122,507

Net proceeds from offering	3,630,394
Distributions to members	(243,784)
Deferred offering costs repaid to managing member	(162,200)
Net income	264,666

Balance, September 30, 2003	$10,611,583

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$264,666	$(116,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,993	426
Changes in operating assets and liabilities:
Other assets	(24,125)	(3,208)
Accounts payable, accrued liabilities and security deposits	(80,365)	33,005
Real estate taxes payable	(25,281)	—

Net cash provided by (used in) operating activities	217,888	(85,865)

INVESTING ACTIVITIES
Purchase of real estate	—	(3,901,696)
Additions to buildings	(59,932)	—

Net cash used in investing activities	(59,932)	(3,901,696)

FINANCING ACTIVITIES
Advances from managing member	—	38,227
Repayment of managing member advances	(111,059)	(196,453)
Net proceeds from offering	3,630,394	3,791,110
Distributions to members	(243,784)	(38,157)
Deferred offering costs repaid to managing member	(162,200)	(169,100)

Net cash provided by financing activities	3,113,351	3,425,627

Net increase (decrease) in cash	3,271,307	(561,934)

Cash and cash equivalents at beginning of period	1,062,947	2,493,073

Cash and cash equivalents at end of period	$4,334,254	$1,931,139

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company (“CIP”), as the managing member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  An affiliate, Cornerstone Ventures, Inc., a California corporation (“CVI”), is the managing member of CIP.  Terry G. Roussel is the principal shareholder of CVI.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling equity interests (“units”) in a public offering in the Fund, and is admitting the new unitholders as members of the Fund.

The Fund is still in its offering and organizational stage, and is dependent on the Managing Member to provide advances for costs incurred in connection with the offering of units. The Managing Member must raise funds through the sale of debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  The Fund is to reimburse the Managing Member for the offering costs advanced by the Managing Member in the amount of 4% of the gross proceeds from the offering of units.  As of November 4, 2003, the Fund has issued 28,744 units for gross offering proceeds of $14,372,000.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

2.                                      Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.  Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at September 30, 2003 is $200,000 that the Fund deposited in escrow regarding the potential acquisition of a property.

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

Impact of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Interpretation No. 45 requires the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  Management has evaluated the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002, and as of September 30, 2003 and believes that the provisions of this pronouncement have no effect on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on October 1, 2003.  The initial adoption of Interpretation No. 46 for arrangements created after February 1, 2003 did not have a material impact on the Company’s financial position or results of operations.  We do not anticipate that the impact of arrangements entered into prior to February 1, 2003 will have a material effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company’s adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

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

4.                                      Deferred Offering Costs Advanced by Managing Member

The Managing Member pays specific incremental costs incurred in connection with the offering of membership units.  These accumulated costs incurred in excess of amounts repaid by the Fund bear simple interest at the prevailing prime commercial lending rate (4.00% at September 30, 2003) plus two percentage points.  Reimbursement by the Fund of such offering costs is limited to 4% of the gross proceeds of the related offerings.   Any offering costs incurred by the Managing Member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through September 30, 2003, the cumulative costs incurred by the Managing Member for offering costs total $1,231,690, and the Fund has repaid the Managing Member $523,420 of those offering costs.

5.                                      Related Party Transactions

In addition to the offering costs incurred by its Managing Member, the Fund is to reimburse its Managing Member for 100% of initial operating costs advanced on behalf of the Fund.  Deferred offering and initial operating costs incurred on behalf of the Fund by its Managing Member bear interest at the prevailing prime commercial lending rate plus two percentage points.  As of September 30, 2003, the Fund has fully repaid the Managing Member the initial operating costs and interest.

An affiliate of the Managing Member, Pacific Cornerstone Capital, Inc., is entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 7% of the gross proceeds from the offering of the units, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the nine months ended September 30, 2003 and 2002, the total fees, compensation and reimbursements were $425,775 and $436,391, respectively, of which a substantial portion was paid out to other broker-dealers.

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

Impact of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Interpretation No. 45 requires the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  Management has evaluated the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002, and as of September 30, 2003 and believes that the provisions of this pronouncement have no effect on our financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on October 1, 2003.  The initial adoption of Interpretation No. 46 for arrangements created after February 1, 2003 did not have a material impact on the Company’s financial position or results of operations.  We do not anticipate that the impact of arrangements entered into prior to February 1, 2003 will have a material effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company’s adoption of SFAS No. 150 did not have a material impact on our financial statements.

Results of Operations

As of September 30, 2003, we have purchased two multi-tenant industrial business park properties containing a total of 36 tenant spaces, in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing.

Normandie Business Center, acquired in September 2002, is operating as expected. Lease renewals and new leases have been signed at rental rates slightly higher than our acquisition pro-forma budget. The new leases also include 5% annual increases, which is higher than the 3% increases we assumed during our acquisition forecasting. The property is currently 96% occupied.

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

We recently identified another property for acquisition and opened an escrow account with a refundable deposit of $200,000. The property, Arrow Business Center (“ABC”), is located in Irwindale, California, a sub-market of metropolitan Los Angeles. The property is situated in a high tenant demand market and is currently 96% occupied.  We have commenced the standard due diligence review, and anticipate a closing of the transaction at the end of November 2003, pending satisfactory results of our formal review.

In the prior quarter, we disclosed that escrow had been opened on IRSCO Business Park (“IRSCO”).  Based upon our formal due diligence analysis of IRSCO, we determined that the property did not meet the Fund investment criteria and we subsequently terminated escrow.  The Fund incurred $22,820 of unrecoverable due diligence costs associated with the termination of the escrow for IRSCO.  These costs are included in general and administrative expenses.

The Fund generated net income for the nine months ended September 30, 2003 of $264,666 compared to a net loss of $116,088 for the same period of 2002, for an overall increase in net income of $380,754.  This increase was primarily due to $376,907 of net income generated by the two properties we purchased in the fourth quarter of 2002.  Revenue from the Fund’s industrial property investments totaled

$669,160 and expenses including depreciation were $292,253.  With the use of cash to invest in the properties, interest income decreased by $28,314 from $45,022 to $16,708.  General and administrative expenses declined by $31,424, nearly offsetting the reduction of interest income.

Net income increased $87,041 from a loss of $18,236 for the three months ended September 30, 2002 to a net profit of $68,805 for the three-month period ended September 30, 2003.  The property operations accounted for $103,041 of the increase in the quarter’s net income.  During the three month period ended September 30, 2003, the Fund’s properties generated rental and tenant reimbursement revenues of $205,004 offset by property operating expenses and depreciation totaling $101,863.  With the use of cash investment for the acquisition of the two industrial properties, the revenue from interest, dividends and other income declined from $18,602 for the three months ended September 30, 2002 to $6,781 for the three months ended September 30, 2003.

Liquidity and Capital Resources

During the nine months ended September 30, 2003 the Fund’s cash and cash equivalents increased by $3,271,307.  This is primarily the result of net proceeds from the sale of units during the nine-month period ended September 30, 2003 of $3,630,394.

As of September 30, 2003 the Fund has $4,334,254 in cash and cash equivalents.

The Fund has entered escrow with a refundable deposit of $200,000 to purchase ABC for approximately $6,000,000.  We expect to close the purchase of this property during the last week of November, subject to the results of our due diligence efforts.  This purchase price obligation exceeds our cash available at September 30, 2003 by approximately $1,666,000.

Through November 4, 2003, we have received an additional $1,100,000 of net unit sales, reducing the shortfall described in the paragraph above to less than $566,000.  Although there is no assurance, we are highly confident that sufficient proceeds will be available prior to closing.  Lack of funds may cause us to forfeit the $200,000 deposit.  Our due diligence efforts may uncover characteristics of ABC that may cause the cancellation of the escrow and result in the return of our $200,000 deposit.

The Fund intends to continue offering membership units for sale and use the net proceeds from the sale of units for the acquisition of additional multi-tenant industrial business park properties, capital improvements to the properties, and for operating expenses and reserves.

The Fund expects to meet its short-term liquidity requirements from net cash generated by operations and the net proceeds generated by the sale of membership units, which we believe will be adequate to meet operating costs of the properties and the Fund, to fund the close of escrow of ABC, and allow for cash distributions to the unitholders.

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

Item 4.                     Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the managing member of the Fund, have reviewed the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

PART II - OTHER INFORMATION

Item 6.                     Exhibits and Reports on Form 10-Q.

(a)              Exhibits

31.1                     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                     Certification of Chief Executive Officer Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                     Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of November, 2003.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ GARY W. NIELSON
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)