Form 10-K
period 2003-12-31
CORNERSTONE REALTY FUND LLC
filed 2004-04-14
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

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

☒ Yes             ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐Yes     ☒  No

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $12,195,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003) based upon the price at which the units of membership interest were sold.

Documents incorporated by reference.  None.

PART I

Item 1.                             Business

General Development of Business

Cornerstone Realty Fund, LLC (the “Fund”) is a California limited liability company which invests in multi-tenant industrial business parks catering to small business tenants.  The Fund purchases existing, leased properties located in major metropolitan areas in the United States on an all cash basis without debt financing.  The Fund has acquired three properties as of the date of this report.

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

As of March 16, 2004, the Fund sold 36,536 units resulting in gross proceeds of $18,268,000, of which $12.4 million has been invested in properties.

Narrative Description of Business

We are a real estate fund that seeks positive return on investment through the acquisition, management and sale of multi-tenant industrial business parks.  We intend to acquire and operate a diversified portfolio of existing, leased multi-tenant industrial business parks catering to the small business tenant.  The Managing Member believes that investment opportunities in multi-tenant industrial business parks are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge and experience in a specific geographic area.  We believe we offer a unique opportunity for investors to participate in an asset class overlooked by most investors, with a sharing arrangement which aligns closely with the investors.

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

We will purchase properties located in major metropolitan areas in the United States.  We will emphasize the acquisition of properties in geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings.  We will attempt to acquire the highest quality properties available in the highest demand locations.  Of the three properties that we currently own, two are located in the Los Angeles area and one is located in the Chicago area.

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

Multi-Tenant Industrial Business Parks

Multi-tenant industrial business parks comprise one of the major segments of the commercial real estate market on a nationwide basis.  These properties contain a large number of diversified tenants and differ from large warehouse and manufacturing buildings that rely on a single tenant.  Multi-tenant industrial business parks are ideal for small businesses that require both office and warehouse space.  This combination of office and warehouse space cannot generally be met in other commercial property types.  Multi-tenant industrial business park tenants come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, computer technology, general office/warehouse, wholesale, service, high-tech and other fields.  These properties diversify revenue by generating rental income from multiple businesses instead of relying on one or two large tenants.

The majority of all businesses in the United States are classified as “small business.”  Office parks serve businesses that are generally service oriented.  Industrial parks accommodate businesses that need both office and warehouse space.  The primary difference between these two types of buildings is the percentage of office space within a given unit.  We will acquire multi-tenant industrial business parks with varying percentages of interior office improvements.  We may acquire properties with interior office improvements approaching 100% which will have limited or no warehouse or assembly space.

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

One of the most attractive features of multi-tenant industrial business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants.  A multi-tenant industrial business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant industrial business parks can accommodate this growth via a tenant’s expansion into multiple units.  It is not uncommon to see a tenant occupy two to four units as its business expands.  In difficult economic times, a tenant’s space requirements often contract.  Many tenants who previously outgrew their space in a multi-tenant industrial business park move back during periods of contraction since they can no longer afford the larger facility they leased.  Tenants move through this type of property in growing and declining economies.

These factors contribute to the advantage of shorter lease terms inherent in multi-tenant industrial business parks.  Lease terms generally range from month-to-month to five years.  The average lease term is two to three years.  Leasing activity is typically more diversified with smaller-sized tenants.  The Managing Member views regularly expiring leases with varying lease terms as an attractive diversification feature of multi-tenant industrial business parks.  Leases for properties that we purchase will contain stipulated rent escalation provisions when market conditions allow.  After rental adjustment, a property’s income and the resulting cash flow will adjust accordingly.

The Managing Member believes that multi-tenant industrial business parks offer specific characteristics that may support an investor’s portfolio diversification strategy.

The Small Business Opportunity

For the last eleven years, Cornerstone Ventures, Inc. and its affiliates have achieved success by focusing on the needs of small business tenants.  Cornerstone Ventures, Inc.  focuses on what the small business tenant wants in terms of functional, well designed space in a superior location. Cornerstone Ventures, Inc. believes that it knows how to differentiate between tenant spaces and projects that should maintain their demand over the long term versus those that might ultimately lag in performance.

Higher Construction Costs

Compared to industrial buildings that serve the large or single user tenant, costs to construct multi-tenant buildings serving the small business tenant can be 50% to 60% higher due to the following differences:

•                  Two restrooms generally required for each individual tenant space;

•                  Numerous walls to separate individual tenant spaces;

•                  Multiple entrances for each tenant space;

•                  Utility connections for each tenant space;

•                  Separate office build-out in each tenant space;

•                  Separate heating, ventilating and air conditioning (HVAC) installations;

•                  Individual truck roll-up doors for each tenant space; and

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

The Fund will pursue a strategy of purchasing properties in major industrial markets with considerable tenant demand.  The Fund intends to acquire properties in areas with strong tenant demand and a large base of existing industrial properties, a high population of small business tenants and substantial competitive barriers to entry.

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

We expect to achieve diversification by purchasing multi-tenant industrial business parks serving the small business tenant in high tenant demand markets nationwide.  The number of properties that we will purchase will depend on the amount of funds we raise in this offering and upon the size and location of the properties we purchase.  The maximum dollar amount that we will invest in any single property is $10,000,000.  As of the date of this annual report, we have purchased three properties for an aggregate investment of approximately $12.4 million.  If we do not sell substantially more units in our offering, the Managing Member estimates that we will acquire one more property.  If we sell the maximum number of units, we may acquire up to 10 or more properties.  These estimates are subject to significant variations based on the purchase price of each property.

Property Features

Land:  Lot sizes for the properties we purchase will generally range from approximately 4 to 25 acres depending upon the number of buildings and building sizes.  Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project.  Sites will be zoned for industrial, commercial and/or office uses depending on local governmental regulations.  The location of each property to be acquired will be considered carefully and we will focus on purchasing what we consider to be prime properties in prime locations.

Buildings:  The actual buildings contained in any project will generally be rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods.  Building sizes will generally range from 5,000 to 200,000 square feet divided into leasable unit sizes ranging from 500 square feet to 30,000 square feet.  We will generally look for the following building features:

•                  Functional site plan offering ample tenant parking and good truck and car circulation;

•                  Multiple truck doors with ground level and dock high loading;

•                  Ceiling clear heights in each tenant space from 14 feet to 24 feet;

•                  Attractive front entry and visibility with a location for tenant’s address and sign;

•                  Quality office improvements including private offices, restrooms and reception area;

•                  Minimum of 100 amps of electrical service;

•                  Heating, ventilating and air conditioning systems for the office area; and

•                  Fire sprinklers where required by local governmental agencies.

We will evaluate a property’s physical condition and, if capital improvements are necessary, we will incorporate this into the acquisition analysis for the property.

Property Selection

The Managing Member will have experienced staff engaged in the selection and evaluation of properties that we may acquire.  The acquisition process will be performed by the Managing Member with no acquisition fees payable by us to the Managing Member.  All property acquisitions will be approved by the Managing Member through Cornerstone Ventures, Inc. based upon its experience in the area of multi-tenant industrial business parks and our investment objectives and supported by an appraisal prepared by a competent independent appraiser.

We will purchase properties based on the independent decision of the Managing Member after an examination and evaluation of some or all of the following:

•                  Functionality of the physical improvements at the property;

•                  Historical financial performance of the property;

•                  Current market conditions for leasing space at the property;

•                  Proposed purchase price, terms, and conditions;

•                  Potential cash flow and profitability of the property;

•                  Estimated cost to develop a new competitive property within the immediate market area;

•                  Demographics of the area in which the property is located;

•                  Demand for space by small business tenants in the immediate market area;

•                  Rental rates and occupancy levels at competing business parks in the immediate area;

•                  Historical tenant demand for space at the property;

•                  Current market versus actual rental rates at the property and in the immediate area;

•                  Operating expenses being incurred and expected to be incurred at the property;

•                  Level of local property tax assessments;

•                  Potential capital improvements and leasing commissions reasonably expected to be expended;

•                  A review of the terms of each existing tenant lease at the property;

•                  An evaluation of title and the obtaining of satisfactory title insurance;

•                  An evaluation of a current appraisal conducted by a qualified independent appraiser; and

•                  An evaluation of any reasonably ascertainable risks such as environmental contamination.

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  The Managing Member will perform the asset management function for us at no additional charge.  The Managing Member through Cornerstone Ventures, Inc. will perform the following asset management services for us:

•                  Create and implement an individualized plan for enhancing the profitability and value of each property

•                  Supervise the day-to-day operations of property managers assigned to each property;

•                  Select and supervise the on-going marketing efforts of leasing agents responsible for marketing the property to prospective tenants;

•                  Coordinate semi-annual rental surveys of competitive projects in the local geographic area – this function is designed to maintain the property at the highest possible rental rates allowable in the market where the property is located;

•                  Approve lease terms negotiated by leasing agents with new tenants and tenants renewing their leases – this includes making sure that lease rates being attained are in line with market conditions as well as in line with the then current operating plan for the property;

•                  Review and approve any capital improvements necessary at the property, including tenant improvements necessary to lease space;

•                  Supervise the collection of rent and resolution of tenant lease defaults;

•                  Review monthly financial reports prepared by property managers with a focus on improving the cost efficiency of operating the property;

•                  Prepare annual property operating budgets for review and approval by senior management; and

•                  Prepare regular updates regarding operations of the property as compared to budget estimates.

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

Property Management Services

The Managing Member is responsible for providing property management services for our properties.  The Managing Member through Cornerstone Ventures, Inc. will be responsible for overseeing all day-to-day operations for each property, including the following:

•                  Invoice tenants for monthly rent;

•                  Collect rents;

•                  Pay property level operating expenses;

•                  Solicit bids from vendors for monthly contract services;

•                  Provide property level financial reports on a monthly basis;

•                  Review and comment on annual property operating budgets;

•                  On-going assessment of potential risks or hazards at the property;

•                  Clean up and prepare vacant units to be leased;

•                  Supervise tenant improvement construction;

•                  Supervise tenant and owner compliance with lease terms;

•                  Supervise tenant compliance with insurance requirements;

•                  Periodically inspect tenant spaces for lease compliance; and

•                  Respond to tenant inquiries.

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant industrial business parks are highly management intensive.  The type of properties we will acquire are generally considered to be more management intensive than other types of commercial real estate used by larger business tenants with longer term leases.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  The Managing Member believes in providing a very high level of property management service and in ensuring strict property maintenance standards in order to maximize the value of each property.  The Managing Member may subcontract for such services with either an affiliate or third party property management organization.  The Managing Member presently subcontracts with CB Richard Ellis, Inc. for property management services.

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

Employees and Consultants

The Fund has no direct employees.  Employees of Cornerstone Ventures, Inc., the Managing Member of the Fund’s Managing Member, will perform a full range of real estate services including property acquisition, leasing, property management, accounting, asset management and investor relations for the Fund.  The Managing Member will also engage consultants to assist the Fund with these services where the Managing Member deems this to be in the best interests of the Fund.  See Item 13 - “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to the Managing Member and its affiliates for these services.

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

We will not be able to diversify our investments unless we raise additional funds.  Our ability to reduce risk by purchasing multiple properties in different geographic areas will be limited by the amount of funds we raise in our public offering.  We will consider the purchase of properties with prices ranging between $2.5 million and $10 million.  As of the date of this annual report, we have purchased three properties for an aggregate investment of approximately $12.4 million.  We may not sell all of the units we are offering.  As of March 16, 2004, we have raised gross proceeds of $18,268,000.  Unless we raise additional funds, we may be able to acquire one additional property.

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

Risks we do not control will affect the value of our properties.  The values of the properties we purchase will be affected by:

•                  changes in the general economic climate;

•                  oversupply of space or reduced demand for real estate in local area;

•                  competition from other available space;

•                  governmental regulations;

•                  changes in zoning or tax laws;

•                  interest rate levels;

•                  availability of financing; and

•                  potential liability under environmental laws.

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

If we lose our “partnership” status we would be taxed as a corporation.  Our legal counsel has advised us that we will be treated as a “partnership” for federal income tax purposes and that we will not be treated as an association taxable as a corporation, subject to the publicly-traded partnership rules.  The application of “publicly traded partnership” rules to us will be based upon future facts.  The IRS may determine that we will be treated as a “publicly traded partnership” if our units are publicly traded or frequently transferred.  We have included provisions in our operating agreement designed to avoid this result. If we were to be reclassified as an association taxable as a corporation or classified as a publicly traded partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes.  All items of our income, gain, loss, deduction, and credit would be reflected only on our tax returns and would not be passed through to our unitholders.  If we were treated as a corporation, distributions to our unitholders would be ordinary dividend income to the extent of our earnings and profits, and the payment of such dividends would not be deductible by us.

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

As of the date of this report, the Fund owns three properties:  Normandie Business Center in Torrance, California; Sky Harbor Business Park in Northbrook, Illinois; and Arrow Business Center in Irwindale, California.  Following is a description of these properties:

Normandie Business Center, Torrance, CA

On September 27, 2002, we acquired an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,711 leasable square feet.  Our total acquisition cost was $3,901,696, which equates to approximately $80 per square foot of leasable space.  We purchased this property with our own funds, without debt financing.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is one of the largest and most active industrial submarkets in Los Angeles County and enjoys a vacancy rate less than 4%.  The property has exhibited high historical occupancy rates and above-average rental rate growth as shown below.

Year Ending December 31	Average Annual Occupancy (%)	Average Annual Rent Per Sq. Foot ($)

1997	data unavailable	data unavailable
1998	data unavailable	data unavailable
1999 (1)	90.78%	7.39
2000	90.07%	7.79
2001	89.41%	8.07
2002	93.50%	8.72
2003	94.90%	10.10
Current (3-16-04)	96.25%	10.17

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

The property was built in 1989 and the property is currently in good physical condition.  We intend to make modest repairs and improvements to this property over the next few years.

No single tenant leases more than 7% of the total leasable area of the property, nor does any tenant have rights to acquire the property or portions thereof.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2003:

Year Ending Dec. 31	No. of Leases Expiring	Approx. Amount of Expiring Leases	Base Rent of Expiring Leases	Percent of Total Leasable Area Expiring	Percent of Total Annual Base Rent Expiring
		(Sq. Feet)	(Annual $)	(%)	(%)

2004	8	13,478	126,696	27.67%	31.24%
2005	15	22,730	190,588	46.66%	46.99%
2006	3	6,663	63,891	13.68%	15.75%
2007	1	2,190	24,434	4.50%	6.02%
2008	—	—	—	—	—
	27	45,061	405,609	92.51%	100.00%

Sky Harbor Business Park, Northbrook, Illinois

On December 27, 2002, we acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, a single-story building built in 1976 of approximately 41,422 square feet of leasable space on approximately 2.145 acres of land.  Our total acquisition cost was $2,553,996, which equates to approximately $62 per square foot of leasable space.  The property was 100% leased on the acquisition date to six tenants whose spaces range in size from approximately 5,000 square feet to over 12,000 square feet.  During 2003, the lease for a tenant occupying 12,002 square feet expired and the tenant did not renew.  Our underwriting reflected the expected loss of this tenant.  Active leasing for this space is continuing.  We purchased this property for all cash, without debt financing.

The property is located in the Chicago area, specifically in the Northern Cook County Industrial sub-market in the Village of Northbrook, Illinois.

The property’s historical average occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)

1997	58%
1998	85%
1999	100%
2000	100%
2001	100%
2002	100%
2003	86%
Current (3-16-04)	71%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2003:

Year Ending Dec. 31	No. of Leases Expiring	Approx. Amount of Expiring Leases	Base Rent of Expiring Leases	Percent of Total Leasable Area Expiring	Percent of Total Annual Base Rent Expiring
		(Sq. Feet)	(Annual $)	(%)	(%)

2004	2	12,726	95,285	30.72%	42.75%
2005	2	11,245	95,160	27.15%	42.70%
2006	—	—	—	—	—
2007	1	5,449	32,426	13.15%	14.55%
2008	—	—	—	—	—
	5	29,420	222,871	71.02%	100.00%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant industrial business park known as the Arrow Business Center, a single-story three building property built in 1987 of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land.  The acquisition price was $5,910,579, which equates to approximately $85 per square foot of leasable space.  The property is currently 98.4% leased to thirty-nine tenants whose spaces range in size from approximately 800 square feet to over 4,800 square feet. Currently, there is one 1,120 square foot vacant space. We purchased this property for all cash, without debt financing.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)

2000(1)	91%
2001	94%
2002	95%
2003(1)	97%
Current (3-16-04)	98%

(1) reflects partial year data

No tenant occupies more than 7% of the rentable square footage.  These tenants operate varying business, including light manufacturing and distribution, light assembly and warehousing that encompasses a wide variety of businesses.

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2003:

Year Ending Dec. 31	No. of Leases Expiring	Approx. Amount of Expiring Leases	Base Rent Of Expiring Leases	Percent of Total Leasable Area Expiring	Percent of Total Annual Base Rent Expiring
		(Sq. Feet)	(Annual $)	(%)	(%)

2004	19	35,592	319,320	51.15%	56.03%
2005	17	24,480	192,020	35.18%	33.69%
2006	3	6,160	58,548	8.86%	10.28%
2007	—	—	—	0.00%	0.00%
2008	—	—	—	0.00%	0.00%
	39	66,232	569,888	95.19%	100.00%

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

As of March 16, 2004, the Fund had sold 36,536 units of membership interest to 503 investors for a total purchase price of $18,268,000.  The sale of the units of membership interest is being made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

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

The Fund has made $440,497 in distributions through December 31, 2003. Following completion of its public offering and the acquisition of properties, the Fund contemplates making distributions to its members quarterly but distributions may be made more or less frequently.

The Fund does not have any equity compensation plans and no membership interests in the Fund are issuable under any individual compensation arrangement.

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

Operating Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(restated)	(restated)	(restated)	(restated)
Revenues	$913,232	$183,112	$8,319	$—	$—
Net Income (Loss)	$321,218	$(93,796)	$(144,985)	$(135,227)	$(155,731)
Net Income (Loss) allocable to unitholders	$289,096	$(84,416)	$(130,486)	N/A	N/A
Net Income (Loss) per unit allocable to unitholders	$11.92	$(7.27)	$(21.32)	N/A	N/A
Cash distributions per unit to public unitholders	$14.58	$—	$0.80	N/A	N/A

Balance Sheet Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(restated)	(restated)
Total assets	$13,870,190	$7,567,741	$2,497,368	$6,033	$2,103

Total liabilities (all current)	$350,127	$408,376	$320,665	$343,221	$228,873

The comparability of the information set forth above is materially affected by the Fund’s public offering and sale of membership interests, beginning in August 2001 and continuing through the date of this report, and by the Fund’s acquisition of a property in each of September 2002, December 2002 and December 2003.  See Item 2 entitled “Description of Properties”.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s audited financial statements and notes thereto as well as the Section ”Description of Properties” contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will continue to experience minimal or no vacancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

Investments in Real Estate

The Fund evaluates the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of December 31, 2003, the Fund has recorded $167,414 as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning no later than March 31, 2004.  The initial adoption of Interpretation No. 46 for arrangements created after February 1, 2003 did not have a material impact on the Fund’s financial position or results of operations.  We do not anticipate that the impact of arrangements entered into prior to February 1, 2003 will have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of FAS No. 150 did not have a material impact on our financial statements.

Results of Operations

As of December 31, 2003, the Fund has purchased three multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002, December 2002 and December 2003, respectively. As a result of the dates of purchase, Fund operations for 2002 reflect the net income from only one property for the last quarter of  2002.  For 2003, Fund operations reflect a full year of operation for the two properties purchased in 2002 and a partial month of operations for the property purchased in December 2003.

The Fund’s net income for 2003 was $321,218 compared to a net loss of $(93,796) for 2002.  The primary reason for this $415,014 difference is the investment of the Fund’s assets at the end of 2002 in two existing multi-tenant industrial properties generating a full year of rental revenue from these properties in the 2003 results.  In 2002, only a quarter of operations from the Sky Harbor Business Park was reflected in the operating results.

With greater deployments of the Fund’s assets in real estate, rental revenues and tenant reimbursements increased from a combined $131,335 in 2002 to $887,690 in 2003.  Correspondingly, interest income from money market investments declined from $51,777 in 2002 to $25,542 in 2003.

With the significantly greater level of real estate operations in 2003, related property operating expenses, including property taxes and depreciation, increased from $46,567 in 2002 to $413,146 in 2003.

The Fund’s general and administrative expenses declined from $221,983 in 2002 to $174,875 in 2003, primarily due to lower legal and accounting fees as operations moved further from the initial organization and start-up phase.  Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.  Interest expense on costs incurred by the Managing Member reflect the reduction of the amount the Fund owed to the Managing Member in 2003.

Liquidity and Capital Resources

As of March 16, 2004, the Fund has received $18,268,000 of gross proceeds from the sale of membership units, $109,979 as a capital contribution from the Managing Member, and paid out $2,651,958 for offering costs.  The Fund has $2,735,485 in cash and cash equivalents as of March 16, 2004.

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

The Fund’s offering and organizational activities have been financed by the Managing Member.  A portion of those costs have been reimbursed to the Managing Member at the rate of 4% of gross proceeds of the Fund’s unit sales pursuant to the prospectus for the offering.  The Fund will continue to incur organizational and offering expenses and the Managing Member, although not obligated, intends to continue providing advances for offering and organizational expenses until the sale of membership units is completed.  The Managing Member must raise funds through the sale of its own debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  The Fund will not reimburse the Managing Member for any amounts advanced by it for offering and organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering.  Any such expenses incurred by the Managing Member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member with an offsetting expense recognized in the Fund’s statement of operations.

In addition, the Managing Member has funded $174,103 and $200,357 for the years ended December 31, 2003 and 2002, respectively, to the Fund’s unitholders related to a 5% annual return on their capital contribution.  Such amounts will not be reimbursed to the Managing Member by the Fund.

Contractual Obligations

As of December 31, 2003, the Fund had no significant contractual obligations or commercial commitments.

Item 7a.                        Quantitative and Qualitative Disclosures About Market Risk

The Fund invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to interest rate fluctuations.

Item 8.                              Financial Statements and Supplementary Data

Our financial statements, related notes and supplemental Schedule III are contained on pages F-1 to F-13 of this report.  The index to such items is included in Item 15(a).

Item 9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                     Controls and Procedures.

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the Managing Member of the Fund, have reviewed the effectiveness of the Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

Item 10.  Managing Member

Cornerstone Industrial Properties, LLC is a California limited liability company which was organized solely for the purpose of being our Managing Member.  The manager of the Managing Member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of the Managing Member and provides many of the services necessary for the Managing Member to fulfill its responsibilities to the Fund.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of March 16, 2004, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our Managing Member and has sole voting control with respect to operations of the Fund.  Terry G. Roussel is the majority shareholder of Cornerstone Ventures, Inc.

Terry G. Roussel, age 50, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and the principal shareholder of Cornerstone Ventures, Inc., the manager of the Managing Member of the Fund.  Under Mr. Roussel’s direction, Cornerstone formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc.  (now CB Richard Ellis).

As managing partner of the above-described funds and joint ventures, Cornerstone Ventures, Inc. and its affiliates were responsible for the acquisition, operation, leasing, and disposition of all jointly owned properties.  In connection with acquiring properties for the account of these joint ventures, Mr. Roussel personally supervised the acquisition of each property, initiated and directed the business plan for each property, and arranged debt and equity financing the acquisition of each property.

Prior to founding Cornerstone, Mr. Roussel joined Bank of America in 1985 as Vice President and Manager of the Special Investments Group, a division of Bank of America’s Capital Markets Group.  In this role, Mr. Roussel started up this new division for the Bank of America and provided real estate investment opportunities to their wealthiest Private Banking clients.

Between 1980 and 1985, Mr. Roussel was employed with Bateman Eichler, Hill Richards, Inc., a regional securities firm headquartered in Los Angeles, California.  Mr. Roussel was quickly promoted to First Vice President and Manager of the partnership finance department where he was responsible for the due diligence and marketing of all publicly registered real estate funds sponsored by the firm.

Mr. Roussel graduated with honors from California State University at Fullerton in 1976 with a B.A. in Business Administration with a concentration in Accounting.  Subsequent to graduation, Mr. Roussel joined the accounting firm of Arthur Andersen & Co. as an auditor and later transferred to the tax department of Arthur Young & Co., a predecessor firm to Ernst & Young.  Mr. Roussel became a Certified Public Accountant in 1979.

Robert C. Peterson, age 44, is a Director of Cornerstone Ventures, Inc. Mr. Peterson is currently a principal of RCP Realty Advisors, a firm focused on commercial real estate acquisition and development.  Prior to RCP Realty Advisors, he was an officer of Koll Management Services, Inc. (“Koll”), one of the largest managers and operators of commercial real estate in the United States, Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone Ventures, Inc. in 1993 and the second joint venture between Koll and Cornerstone Ventures, Inc. in 1995.

Most recently, Mr. Peterson was Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $4.5 billion of commercial real estate on behalf of many of the largest private and public pension funds in the United States. In his capacity, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the central region of the United States for KBS.  Mr. Peterson was with KBS since its inception in 1992 through 2003.

Mr. Peterson has 23 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick Mitchell & Company in Chicago.

Mr. Peterson is a Certified Public Accountant (CPA), Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California.  Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

William H. McFarland, age 64, is a Director of Cornerstone Ventures, Inc., and also a director of William Lyon Homes.  Between 1997 and 1999, Mr. McFarland was Chief Executive Officer of Irvine Apartment Communities, Inc., the dominant owner and operator of apartment properties in the nation’s largest master-planned community, Orange County’s Irvine Ranch.

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

Alfred J. Pizzurro, age 48, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a principal of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

Mr. Pizzurro served as a pilot in the United States Marine Corps between 1979 and 1986 where he attained the rank of Captain. From 1986 to 1992, he was the Director of Marketing for a regional real estate company. Between 1993 and 1998, he was responsible for business development both domestically and internationally for The Joseph Company, a research and development company. Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Joseph H. Holland, age 47, is a Director of Cornerstone Ventures, Inc. Mr. Holland is the former Commissioner of the New York State Division of Housing and Community Renewal. In this capacity, Mr. Holland headed the New York State Agency with more than two thousand employees. Mr. Holland was responsible for administering programs in the areas of community development, supervision of State-assisted housing developments and rent regulation in New York City and other municipalities. Mr. Holland held this position between 1995 and 1996.  Between 1985 and 1987, Mr. Holland was Chief Counsel for the New York Standing Committee on Housing and Community Development.  Mr. Holland is the 1991 recipient of the Volunteer Action Award, presented by President George Bush and the 1991 Entrepreneur of the Year Award, presented by New York Mayor David Dinkins.

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

Timothy C. Collins, age 56, is a Director of Cornerstone Ventures, Inc., and has been a consultant to Cornerstone during the formation of the Cornerstone Realty Fund, LLC.  Mr. Collins has been Founder and Principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

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

Mr. Collins is a graduate of the University of Santa Clara and is a licensed Certified Public Accountant (inactive). He currently serves as a Director or Advisory Board Member for Clougherty Packing Company (dba Farmer John Meats) and the Pacific Coast Sailing Foundation, a non-profit, community service organization.

Michael L. Meyer, age 65, is Chief Executive Officer of Michael L. Meyer Company, a real estate consulting and investing firm, and has been a Director of Cornerstone Ventures, Inc. since 2002. In 1998, Mr. Meyer retired as the Managing Partner of the E & Y Kenneth Leventhal Real Estate Group of the Ernst & Young Orange County Office. Mr. Meyer began his career with Kenneth Leventhal & Company in 1963.  From 1998 to 2002 Mr. Meyer was a principal in TransPac Partners and Pacific Capital Investors, investors in loans and real estate in Japan. From 1999 to 2003 Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects.

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

Mr. Meyer is a member of the Board of Directors of William Lyon Homes, Inc. and City National Bank and Paladin Real Estate Investments.

Robert E. Witt, age 70, is a Director of Cornerstone Ventures, Inc.  Mr. Witt is Managing Director, Foreign Investments of Roth Capital Partners, LLC, a noted investment banking firm located in Newport Beach, California.  Prior to joining Roth Capital Partners, Mr. Witt was Chairman & CEO of South Coast Financial Securities, a full service investment firm that he founded in 1992.

Prior to founding South Coast Financial Securities, Mr. Witt was President and CEO of American Capital Marketing, a nationally recognized leader in asset management with over $15 billion in mutual funds.

Previously, Mr. Witt enjoyed a distinguished, twenty-seven year career with E.F. Hutton Group, Inc., where he was Executive Vice President and also served on the Board of Directors.  As the senior officer in charge of E.F. Hutton’s Global Retail Group, Mr. Witt was responsible for all sales and training, product development and marketing for the firm.  In addition, he supervised the firm’s 440 offices worldwide, nine regions and 6,200 registered representatives.

Mr. Witt is a former Chairman of District 11 of the National Association of Securities Dealers.  He is a former Director of Walwyn Stodgell and E.F. Hutton Group.  Mr. Witt has served on the Arbitration Committee of both the New York Stock Exchange and the NASD.  He has also served on the Board of Governors of the Boston Stock Exchange and the Board of Trustees of Ripon College.

Mr. Witt obtained his Bachelor’s degree in Economics from Ripon College in Wisconsin.  He has completed graduate work at the Wharton School of Business and UCLA.

The Audit Committee

The Audit Committee of Cornerstone Ventures, Inc. consists of Timothy C. Collins, Michael L. Meyer and Joseph H. Holland, each of whom is considered independent under applicable securities laws.  The Board has determined that Mr. Meyer meets the criteria of an “audit committee financial expert” as that term is defined in the SEC rules. The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.

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

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.  Additional officers of Cornerstone Ventures, Inc. are:

Gary W. Nielson, age 53, is Chief Financial Officer.  He was previously the Senior Managing Director of Finance and Administration for CB Richard Ellis, a real estate services company based in Los Angeles.  His operational responsibilities included the Information Technology, Corporate Accounting and Reporting, and Human Resources Groups.  Mr. Nielson was also actively involved in the planning and execution of their strategic acquisitions.

Mr. Nielson previously served as the Executive Vice President and Chief Financial Officer of Price Enterprises, Inc., a San Diego based publicly traded retail real estate investment trust.  He was responsible for institutional investor and analyst relations as well as corporate reporting and banking relations.

Before joining Price Enterprises, Mr. Nielson spent six years at Newport Beach based Koll Real Estate Services (“Koll”).  He served in various senior positions at Koll which included Senior Vice President of Financial Services, Managing Director of the Strategic Acquisition and Planning Group, and Chief Financial Officer.

Before joining Koll, Mr. Nielson has served as Chief Financial Officer and member of the Board of Directors of Carver Development and Carver Savings and Loan.  He also spent six years in various senior financial positions at The Hahn Company, a regional shopping center developer, after beginning his career in the Los Angeles office of Deloitte & Touche.

Mr. Nielson holds at Bachelor of Science degree in Accounting and a Master of Business Administration in Finance, both from the University of Southern California.  He became a Certified Public Accountant in 1975.

D. Glen Raiger, age 47, Executive Vice President, oversees corporate development and strategic alliance programs.  Mr. Raiger’s extensive background includes real estate development,

acquisitions and dispositions, management and leasing, mergers and acquisitions, new division and company start-ups, international management, and capital markets experience.

Prior to his affiliation with Cornerstone, Mr. Raiger was President and Managing Director of Granite Investment Group; CEO of Koll Holdings International; Managing Director of Strategic Businesses for Koll Real Estate Services (CB Richard Ellis); Regional Senior Vice President/Midwest Region of Radnor Corporation (Sun Company, Inc.:NYSE); and Managing Partner, Sovren Properties, LLC.

Mr. Raiger received a B.Sc. (with honors) in Management Science, Economics and International Business from Carnegie Mellon University and has completed the Executive Management Program, Wharton Business School.

Dominic J. Petrucci, age 40, is a Senior Vice President with Cornerstone Ventures, Inc.  Mr. Petrucci oversees Cornerstone’s real estate operations which include acquisitions, asset management, and dispositions.  In this capacity Mr. Petrucci is responsible for national business development and oversight of due diligence investigation, property leasing, property management, capital improvements and entitlement processing.

Prior to joining Cornerstone, Mr. Petrucci served since 1998 as President of Koll Development Company’s Intermountain Division.  In this capacity he managed the commercial real estate development activities for a 2.8 million square foot portfolio.  Mr. Petrucci’s responsibilities included business development, divisional oversight of operations and administration, and he sat on Koll Development Company’s Executive Committee and Investment Committee.

Mr. Petrucci rejoined Koll Development Company after working for Kitchell Development Company and Kitchell Corporation from 1996 to 1998.  As Vice President for Kitchell Development Company, he oversaw Kitchell’s real estate development operations throughout the western United States.  As Vice President — Finance for Kitchell Corporation, Mr. Petrucci provided total financial oversight of their domestic and international construction activities and managed the property management, financial services, human resources, and risk management departments for Kitchell ($300 million annual revenues).

From 1990 until early 1996 Mr. Petrucci worked with the Koll companies in various capacities.  He was Chief Financial Officer and Corporate Secretary for Koll Construction, Vice President — Finance for Koll International, and Group Controller for Koll Development.  In his capacities with Kitchell and Koll, Mr. Petrucci originated or restructured nearly $1 billion in debt and equity investments in addition to marketing and selling $300 million of property.  Prior to joining Koll, Mr. Petrucci worked as a Supervising Senior Auditor in the real estate group at KPMG Peat Marwick in Los Angeles.  Mr. Petrucci earned his Bachelor of Science degree in commerce, with an accounting major from Rider University in Lawrenceville, New Jersey.  Additionally, he is a Certified Public Accountant (inactive status) in the State of California.  Mr. Petrucci has been active in a number of civic, charitable and real estate industry organizations.

Michael Kudlik, age 57, is Director of National Sales. Mr. Kudlik oversees the company’s national sales program.  Mr. Kudlik has extensive financial product sales experience spanning a 30-year career with some of the industry’s most respected firms.

Mr. Kudlik has held sales management positions with Equitable of Iowa, Deutche Bank, American Express and recently as Director of National Sales for New York Life Investment Management.  From 1983 to 1992 Mr. Kudlik served as Vice President and Regional Director of the Pacific South area for Prudential-Bache Securities.  Between 1978 and 1983 Mr. Kudlik was Vice President and Regional Director of the Southern States area for Dean Witter.

Mr. Kudlik obtained his Bachelor of Arts in Sociology and Political Science with a minor in Mathematics and holds NASD Series 7, 22, 63 and 65 licenses and is a Certified Financial Planner.

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

Alfred J. Pizzurro joined Cornerstone in April 1998 and is a Senior Vice President of the dealer manager.  Mr. Pizzurro focuses on new business development and institutional investors.  Mr. Pizzurro holds NASD Series 24, 7 and 63 licenses.

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

During the period from January 1, 2003 through December 31, 2003, there were no Section 16(a) filings required.

Code of Ethics

Cornerstone Ventures, Inc. has adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to the Fund’s principal executive offices at the 4590 MacArthur Boulevard, Suite 610, Newport Beach, California 92660.

Item 11.                       Compensation of the Managing Member and Affiliates

The following table summarizes the compensation, fees and reimbursements paid to the Managing Member and affiliates during the year ended December 31, 2003.

Entity	Capacity in which Served- Form of Compensation	Cash Compensation

Cornerstone Industrial Properties, LLC	Managing member - Reimbursement of organization and offering costs	$299,020

	Reimbursement of initial operating costs and interest on advances	$111,059

	Property manager - Property management fees	$8,716

Pacific Cornerstone Capital, Inc.	Dealer manager - Selling commissions	$784,927	(1)

(1)               This amount includes all selling commissions paid on units sold in 2003.  A substantial portion was paid out to other broker/dealers.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management

There are no units of membership interest owned by the Managing Member as of December 31, 2003.  There are 5 units of membership interest owned by Terry G. Roussel as of December 31, 2003.

No arrangements exist which would, upon implementation, result in a change in control of the Fund.

The Fund does not have any equity compensation plans and did not have any such plan as of December 31, 2003.

Item 13.                       Certain Relationships and Related Transactions

Compensation and Fees to be Paid to the Managing Member and its Affiliates

Following is a summary of the compensation and fees to be paid by the Fund to the Managing Members and its affiliates in connection with the formation and operation of the Fund.

Type of Compensation and Recipient	Method of Compensation	Estimated Amount

ORGANIZATION AND OFFERING STAGE

Selling commissions payable to the dealer manager and participating brokers	Up to 7% of all offering proceeds. (Commissions were 9% of offering proceeds on the first $3,000,000 raised in our offering)	$1,780,000 if 50,000 units are sold

Marketing support fee payable to the dealer manager and participating brokers	Up to 2.0% of offering proceeds	$470,000 if 50,000 units are sold

Reimbursement of non-accountable expenses payable to the dealer manager and participating brokers	Up to 1% of offering proceeds	$250,000 if 50,000 units are sold

Due diligence expense allowance fee payable to the dealer manager and participating brokers	Up to 0.5% of offering proceeds	$125,000 if 50,000 units are sold

Reimbursement to Managing Member and its affiliates for organizational and offering expenses	Reimbursement of actual expenses and costs to a maximum of 4% of offering proceeds	Estimated at $1,000,000 if 50,000 units are sold, but not determinable at this time

ACQUISITION STAGE

Acquisition fees payable to the Managing Member and its affiliates	None	None

Type of Compensation and Recipient	Method of Compensation	Estimated Amount

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

	Reimbursement of actual expenses and costs	Not determinable at this time

OPERATIONAL STAGE

Fund administration supervisory fee payable to the Managing Member	None	None

Fixed asset management fee payable to the Managing Member	None	None

Property management fees payable to the Managing Member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	Not determinable at this time

Property refurbishment supervision fee payable to the Managing Member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	Not determinable at this time

Leasing commissions payable to the Managing Member and/or its affiliates some or all of which may be paid to unaffiliated third parties

Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years

Not determinable at this time

Type of Compensation and Recipient	Method of Compensation	Estimated Amount

Incentive share of net cash flow from operations payable to the Managing Member

10% of net cash flow from operations each year until unitholders have received distributions equal to an 8%  per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations

Not determinable at this time

Reimbursement of actual cost of goods, materials and other services supplied to the Fund by the Managing Member	Reimbursement of actual expenses and costs	Not determinable at this time

LIQUIDATION STAGE

Property disposition fees payable to the Managing Member and/or its affiliates some or all of which may be paid to unaffiliated third parties.  The Managing Member will not be given an exclusive right to sell our properties

	Property disposition fees in an amount equal to 6% of the contract sales price of the property	Not determinable at this time

Incentive share of net sales proceeds payable to the Managing Member

After the unitholders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unitholders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales

Not determinable at this time

Costs Incurred by Related Parties

At December 31, 2003, the Managing Member has incurred a total of $595,528 of unrecovered deferred offering costs.  These costs are repaid at the rate of 4% of the amount of capital raised from unitholders.  During calendar 2003, the Fund repaid $299,020 of deferred offering costs and fully repaid the remaining $111,059 of initial operating costs to the Managing Member.  The Fund will not reimburse the Managing Member for any amounts advanced for organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering.  Any such expenses incurred by the Managing Member on behalf of the Fund, that are not reimbursed by the Fund, will be reflected as a capital contribution to the Fund by the Managing Member with an offsetting expense recognized in the Fund’s statement of operations.  As of December 31, 2003, that amount would be $595,528.

In addition, the Managing Member has funded $174,103 and $200,357 for the years ended December 31, 2003 and 2002, respectively, to the Fund’s unitholders related to a 5% annual return on their capital contributions.  Such amounts will not be reimbursed to the Managing Member by the Fund.

Item 14.                    Principal Accountant Fees and Services

Ernst & Young LLP audited our financial statements for the years ended December 31, 2003 and 2002.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Fund by Ernst & Young LLP for the years ended December 31, 2003 and 2002, were as follows:

Services Provided	2003	2002
Audit Fees	$66,900	$71,732
Audit Related Fees	28,842	15,443
Tax Fees	—	5,385
All Other Fees	—	—
Total	$95,742	$92,560

Audit Fees.    The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.    The aggregate fees billed for the years ended December 31, 2003 and 2002 were for services provided for the Fund’s property acquisitions and for acquisition-related audits.

Tax Fees.    The aggregate fees billed for the year ended December 31, 2002 were for tax consultation services provided for the unitholders’ 2001 K-1 forms.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by its auditor and the estimated fees related to these services.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a) (i)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

CORNERSTONE REALTY FUND, LLC
Report of Independent Auditors
Balance Sheets as of December 31, 2003 and 2002
Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Statements of Members’ Capital (Deficit) for the Years Ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

	(a) (ii)	Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

	(a) (iii)	Exhibits

		3.1	Articles of Organization of the Fund incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999.

		3.2	Operating Agreement incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, File No. 333-76609, filed June 14, 2000.

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

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Fund filed a Current Report on Form 8-K on December 19, 2003 reporting under Item 2 the acquisition of the Arrow Business Center in Irwindale, California.

On February 24, 2004, the Fund filed an amendment to the aforementioned Current Report on Form 8-K to include under Item 7 the required financial statements and pro forma financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April, 2004.

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

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	April 13, 2004
Terry G. Roussel

/s/ ROBERT C. PETERSON	Director of Cornerstone Ventures, Inc.	April 13, 2004
Robert C. Peterson

	Director of Cornerstone Ventures, Inc.	April , 2004
William H. McFarland

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	April 13, 2004
Alfred J. Pizzurro

	Director of Cornerstone Ventures, Inc.	April , 2004
Joseph H. Holland

/s/ TIMOTHY C. COLLINS	Director of Cornerstone Ventures, Inc.	April 13, 2004
Timothy C. Collins

/s/ MICHAEL L. MEYER	Director of Cornerstone Ventures, Inc.	April 13, 2004
Michael L. Meyer

/s/ Robert E. Witt	Director of Cornerstone Ventures, Inc	April 13, 2004
Robert E. Witt

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Members

Cornerstone Realty Fund, LLC

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, a California limited liability company, as of December 31, 2003 and 2002, and the related statements of operations, members’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule on page F-13. These financial statements and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Fund has restated its previously issued financial statements to reflect a change in its practice of charging interest on unreimbursed offering costs.

/s/ ERNST & YOUNG LLP

Irvine, California
March 16, 2004

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

BALANCE SHEETS

	December 31,
	2003	2002
		(restated)
ASSETS

Assets
Cash and cash equivalents	$1,464,206	$1,062,947

Investments in real estate
Land	4,539,400	2,201,930
Buildings and improvements, less accumulated depreciation of $128,674 in 2003 and $15,868 in 2002	7,605,000	4,237,894
Intangible asset – in-place leases	167,414	—
	12,311,814	6,439,824
Other assets
Tenant and other receivables	27,297	11,197
Receivable from Managing Member	59,839	36,858
Prepaid insurance	—	14,877
Leasing commissions, less accumulated amortization of $1,974 in 2003 and $136 in 2002	6,912	1,497
Office equipment, less accumulated depreciation of $2,732 in 2003 and $2,313 in 2002	122	541
Total assets	$13,870,190	$7,567,741

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$89,173	$101,038
Real estate taxes payable	115,325	113,657
Tenant security deposits	145,629	82,622
Advances payable to Managing Member	—	111,059
Total liabilities	350,127	408,376

Members’ capital (100,000 units authorized, 33,012 units issued and outstanding in 2003 and 18,061 units issued and outstanding in 2002)	13,520,063	7,159,365
Total liabilities and members’ capital	$13,870,190	$7,567,741

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
		(restated)	(restated)
Revenues
Rental revenues	$750,727	$121,492	$—
Tenant reimbursements	136,963	9,843	—
Interest, dividends and other income	25,542	51,777	8,319
	913,232	183,112	8,319

Expenses
Property operating and maintenance	135,491	16,104	—
Property taxes	162,592	14,130	—
General and administrative expenses	174,875	221,983	125,049
Interest expense on reimbursable costs incurred by Managing Member	3,993	8,358	27,592
Depreciation and amortization	115,063	16,333	663
	592,014	276,908	153,304

Net income (loss)	321,218	(93,796)	(144,985)

Net income (loss) allocable to managing member	32,122	(9,380)	(14,499)

Net income (loss) allocable to unitholders	$289,096	$(84,416)	$(130,486)

Per share amounts:
Basic and diluted income (loss) allocable to unitholders	$11.92	$(7.27)	$(21.32)
Basic and diluted weighted average units outstanding	24,256	11,615	6,119

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

Balance, December 31, 2000	$(337,188)

Capital contributions	56,532
Capital distributions to Managing Member	(37,670)
Net proceeds from offering	2,768,602
Deferred offering costs paid to Managing Member	(123,720)
Distributions to unitholders	(4,868)
Net loss	(144,985)

Balance, December 31, 2001 (restated)	$2,176,703

Net proceeds from offering	5,313,958
Deferred offering costs paid to Managing Member	(237,500)
Net loss	(93,796)

Balance, December 31, 2002 (restated)	$7,159,365

Net proceeds from offering	6,692,090
Deferred offering costs paid to Managing Member	(299,020)
Distributions to unitholders	(353,590)
Net income	321,218

Balance, December 31, 2003	$13,520,063

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
		(restated)	(restated)
OPERATING ACTIVITIES
Net income (loss)	$321,218	$(93,796)	$(144,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,063	16,333	663
Changes in operating assets and liabilities:
Other assets	(8,476)	(27,707)	—
Accounts payable and accrued liabilities	(11,865)	45,479	(59,239)
Real estate taxes payable	1,668	113,657	—
Tenant security deposits	63,007	82,622	—
Net cash provided by (used in) operating activities	480,615	136,588	(203,561)

INVESTING ACTIVITIES
Investments in real estate	(5,984,796)	(6,455,692)	—

FINANCING ACTIVITIES
Advances from Managing Member	—	57,041	190,763
Advances to Managing Member	(22,981)	(33,433)	(3,425)
Repayment of Managing Member advances	(111,059)	(211,088)	(154,080)
Net proceeds from offering	6,692,090	5,313,958	2,768,602
Capital contributions	—	—	56,532
Capital distributions to Managing Member	—	—	(37,670)
Deferred offering costs paid to Managing Member	(299,020)	(237,500)	(123,720)
Distributions to unitholders	(353,590)	—	(4,868)
Net cash provided by financing activities	5,905,440	4,888,978	2,692,134

Net increase (decrease) in cash	401,259	(1,430,126)	2,488,573

Cash and cash equivalents – beginning of year	1,062,947	2,493,073	4,500

Cash and cash equivalents - end of year	1,464,206	1,062,947	2,493,073

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

The Fund has been dependent on the Managing Member providing capital contributions and advances in order for it to meet its obligations as they have come due.  The Managing Member intends to continue providing such capital contributions and advances until the proceeds from the Fund’s public offering are sufficient for the Fund to meet its obligations as they come due.  The Managing Member must raise funds through the sale of debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  During December 2001, the Fund raised the minimum offering requirement of 6,000 units.  As of March 16, 2004, the Fund has issued 36,536 units to unitholders for gross offering proceeds of $18,268,000.

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

2.                                      Restatement

During the fourth quarter of 2003, the Managing Member reevaluated its practice of charging the Fund interest on unreimbursed offering costs.  Accordingly, the Fund has restated its previously issued financial statements.  Prior to December 5, 2001, the Managing Member was the sole member of the Fund.  Prior to December 5, 2001, reimbursements to the Managing Member previously reflected as interest expense related to unreimbursed offering costs have been restated in the accompanying financial statements to be reflected as capital distributions to the Managing Member.  Subsequent to December 5, 2001, reimbursements to the Managing Member previously reflected as interest expense related to unreimbursed offering costs have been restated in the accompanying financial statements to be reflected as a receivable from the Managing Member.

As a result of the restatement, at December 31, 2003 and 2002, the Fund has recorded a receivable from the Managing Member of $59,839 and $36,858, respectively.  The following summarizes the impact of this restatement on net loss from amounts previously reported for the years ended December 31:

	2002	2001	2000	1999

Net loss, as previously reported	$(127,229)	$(186,080)	$(167,365)	$(166,176)
Adjustment	33,433	41,095	32,138	10,445
Net loss, as restated	$(93,796)	$(144,985)	$(135,227)	$(155,731)

3.                                      Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting periods.  Actual results could differ materially from the estimates in the near term.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at December 31, 2003 is $145,629 related to tenant security deposits.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.  Tenant improvements are depreciated over the related lease term.

The Fund evaluates the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of December 31, 2003, the Fund has recorded $167,414 as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

Office Equipment and Leasing Commissions

Office equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, typically five years.  Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Rental receivables are periodically evaluated for collectibility.

Fair Value of Financial Instruments

The Fund believes that the recorded values of all financial instruments approximate their current values.

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

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning no later than March 31, 2004.  The initial adoption of Interpretation No. 46 for arrangements created after February 1, 2003 did not have a material impact on the Fund’s financial position or results of operations.  It is not anticipated that the impact of arrangements entered into prior to February 1, 2003 will have a material effect on the Fund’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of FAS No. 150 did not have a material impact on the Fund’s financial statements.

4.                                      Investments in Real Estate

On September 27, 2002, the Fund acquired an existing multi-tenant industrial business park known as Normandie Business Center, located in Torrance, California for an investment of $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of 48,711 leasable square feet.

On December 27, 2002, the Fund acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for an investment of $2,553,996.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 leasable square feet.

On December 10, 2003, the Fund acquired an existing multi-tenant industrial park known as Arrow Business Center located in Irwindale, California for an investment of $5,910,579.  The property consists of three single-story buildings containing a total of 69,592 leasable square feet.

The future minimum lease payments to be received under existing operating leases as of December 31, 2003, are as follows:

2004	$955,743
2005	429,191
2006	128,838
2007	15,164
2008	—

$1,528,936

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

5.                                      Deferred Offering Costs Advanced by Managing Member

Deferred offering costs incurred by the Managing Member for the years ended December 31, 2003 and  2002 are as follows:

Deferred Offering Costs
Balance, December 31, 2001	$501,043
Costs incurred	200,071
Costs paid	(237,500)

Balance, December 31, 2002	463,614

Costs incurred	430,934
Costs paid	(299,020)

Balance, December 31, 2003	$595,528

Specific incremental costs in connection with the offering of membership units are incurred by the Managing Member.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through December 31, 2003, the Managing Member has incurred $595,528 of unrecovered offering costs.

6.                                      Related Party Transactions

In order to fund its initial operating costs, the Fund has received, from its Managing Member, cumulative unsecured advances and related interest totaling $476,227 through December 31, 2003.  Through December 31, 2003, the Fund has fully repaid this $476,227.  Of this amount, $111,059 was repaid in 2003.

Through December 31, 2003, the Managing Member made capital contributions to the Fund in the amount of $109,979.

During the years ended December 31, 2003 and 2002, the Managing Member funded $174,103 and $200,357, respectively, to the Fund’s unitholders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.    During the years ended December 31, 2003 and 2002, the total fees, compensation and reimbursements were $784,927 and $623,542, respectively.

The Fund is to reimburse the Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the years ended December 31, 2003 and 2002, the Fund reimbursed $299,020 and $237,500, respectively, of these costs to the Managing Member.

During 2003 and 2002, the Fund paid the Managing Member $8,716 and $6,954, respectively, in property management fees.

7.                                      Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)
2003

Revenues	$227,095	$246,987	$211,785	$227,365

Net income allocable to unitholders	77,365	112,577	68,939	30,215

Basic and diluted income allocable to unitholders per unit	4.04	4.97	2.70	1.02

Basic and diluted weighted average units outstanding	19,135	22,650	25,521	29,717

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)	(restated)
2002

Revenues	$11,798	$14,622	$22,955	$133,737

Net loss allocable to unitholders	(21,141)	(51,681)	(9,172)	(2,422)

Basic and diluted loss allocable to unitholders	(2.98)	(5.20)	(0.69)	(0.15)

Basic and diluted weighted average units outstanding	7,093	9,945	13,237	16,039

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

Description	Encumbrance	Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition		Gross Amount Invested			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
		Land	Building and Improvements	Improvements	Carry Costs	Land	Building and Improvements	Total

Normandie Business Center Torrance, CA	—	$1,783,075	$2,118,621	$44,204	—	$1,783,075	$2,162,825	$3,945,900	$70,189	1988	9/27/2002	39 years

Sky Harbor Business Park Chicago, IL	—	418,855	2,135,141	30,013	—	418,855	2,165,154	2,584,009	54,745	1976	12/27/2002	39 years

Arrow Business Center Irwindale ,CA	—	2,337,470	3,405,695	—	—	2,337,470	3,405,695	5,743,165	3,740	1987	12/10/2003	39 years
Totals	—	$4,539,400	$7,659,457	$74,217	—	$4,539,400	$7,733,674	$12,273,074	$128,674