Form 10-Q
period 2004-03-31
CORNERSTONE REALTY FUND LLC
filed 2004-05-13
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Cornerstone Realty Fund, LLC

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$3,342,706	$1,464,206

Investments in real estate
Land	4,539,400	4,539,400
Buildings and improvements, less accumulated depreciation of $178,361 in 2004 and $128,674 in 2003	7,579,166	7,605,000
Intangible asset – in place leases net of $37,552 of amortization in 2004	129,862	167,414
	12,248,428	12,311,814

Other assets
Tenant and other receivables	20,556	27,297
Receivable from Managing Member	59,839	59,839
Prepaid insurance	26,638	—
Leasing commissions, less accumulated amortization of $3,676 in 2004 and $1,974 in 2003	13,343	6,912
Office equipment, less accumulated depreciation of $2,854 in 2004 and $2,732 in 2003	—	122
Total assets	$ 15,711,510	$ 13,870,190

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$112,459	$89,173
Real estate taxes payable	117,275	115,325
Tenant security deposits	146,845	145,629
Total liabilities	376,579	350,127

Members’ capital (100,000 units authorized, 37,394 units issued and outstanding in 2004 and 33,012 units issued and outstanding in 2003)	15,334,931	13,520,063
Total liabilities and members’ capital	$15,711,510	$13,870,190

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(restated)

Revenues
Rental revenues, net of $37,552 of in-place lease amortization in 2004	$264,240	$194,367
Tenant reimbursements and other income	37,263	29,804
Interest, dividends and other income	343	2,924
	301,846	227,095

Expenses
Property operating and maintenance	70,659	28,976
Property taxes	59,292	37,690
General and administrative	33,539	45,327
Interest on advances payable to managing member	—	1,442
Depreciation and amortization	51,511	27,699
	215,001	141,134

Net income	$86,845	$85,961

Net income allocable to managing member	$8,685	$8,596

Net income allocable to unitholders	$78,160	$77,365

Per unit amounts:
Basic and diluted income allocable to unitholders	$2.25	$4.04

Basic and diluted weighted average units outstanding	34,813	19,135

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2003	$13,520,063

Net proceeds from offering	2,005,033
Deferred offering costs repaid to managing member	(89,640)
Distributions to unitholders	(187,370)
Net income	86,845

Balance, March 31, 2004	$15,334,931

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(restated)
OPERATING ACTIVITIES
Net income	$86,845	$85,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,063	27,699
Changes in operating assets and liabilities:
Other assets	(28,030)	(8,061)
Accounts payable, accrued liabilities and security deposits	23,286	(43,304)
Real estate taxes payable	1,950	(14,637)
Tenant security deposits	1,216	—

Net cash provided by operating activities	174,330	47,658

INVESTING ACTIVITIES
Investments in real estate	(23,853)	—

FINANCING ACTIVITIES
Advances from managing member	—	3,056
Net proceeds from offering	2,005,033	1,046,255
Deferred offering costs repaid to managing member	(89,640)	(46,760)
Distributions to unitholders	(187,370)	—

Net cash provided by financing activities	1,728,023	1,002,551

Net increase in cash	1,878,500	1,050,209

Cash and cash equivalents – beginning of period	1,464,206	1,062,947

Cash and cash equivalents – end of period	$3,342,706	$2,113,156

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                                      Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.  As of April 21, 2004, the Fund has issued 39,173 units to unitholders for gross offering proceeds of $19,586,500.

The unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2003.

The interim condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As a result of the restatement, at March 31, 2004 and December 31, 2003, the Fund has recorded a receivable from the Managing Member of $59,839.  The following summarizes the impact of this restatement on net income from amounts previously reported for the three months ended March 31, 2003:

Net income, as previously reported	$78,199
Adjustment	7,762
Net income, as restated	$85,961

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at March 31, 2004 is $146,845 related to tenant security deposits.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of March 31, 2004, the Fund has recorded $129,862, net of $37,552 of amortization, as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

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

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning no later than March 31, 2004.  The initial adoption of Interpretation No. 46 did not have a material impact on the Fund’s financial position or results of operations.

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

5.                                      Deferred Offering Costs Advanced by Managing Member

Unrecovered offering costs incurred by the Managing Member for the three months ended March 31, 2004 are as follows:

Balance, December 31, 2003	$595,528
Costs incurred	15,753
Costs paid	(89,640)

Balance, March 31, 2004	$521,641

Specific incremental costs in connection with the offering of membership units are incurred by the Managing Member.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the

Managing Member that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through March 31, 2004, the Managing Member has incurred $521,641 of unrecovered offering costs.

6.                                      Related Party Transactions

In order to fund its initial operating costs, the Fund has received, from its Managing Member, cumulative unsecured advances and related interest totaling $476,227 through December 31, 2003.  Through December 31, 2003, the Fund has fully repaid this $476,227.

During the three months ended March 31, 2003, the Managing Member funded $101,079 to the Fund’s unitholders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the three months ended March 31, 2004 and 2003, the total fees, compensation and reimbursements were $235,620 and $122,745, respectively.

The Fund is to reimburse the Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the three months ended March 31, 2004 and 2003, the Fund reimbursed $89,640 and $46,760, respectively, of these costs to the Managing Member.

The Fund paid the Managing Member $2,890 in property management fees during the three months ended March 31, 2003.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will continue to experience minimal or no vacancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of March 31, 2004, the Fund has recorded $129,862 net of $37,552 of amortization as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning no later than March 31, 2004.  The initial adoption of Interpretation No. 46 did not have a material impact on the Fund’s financial position or results of operations.

Results of Operations

As of March 31, 2004, the Fund has purchased three multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002, December 2002 and December 2003, respectively. As a result of the dates of purchase, Fund operations for 2003 reflect the net income from only two properties.  For the three months ended March 31, 2004, Fund operations reflect operations for the three properties purchased.

The Fund’s net income for the three months ended March 31, 2004 and 2003 was $86,845 and $85,961, respectively.  The increases in the operating results from the properties by the addition of Arrow Business Center was an offset by the amortization of the intangible asset attributed to in-place leases and the loss of a significant tenant at Sky Harbor Business Park in July 2003.

With greater deployment of the Fund’s assets in real estate, rental revenues and tenant reimbursements increased from a combined $224,171 in 2003 to $339,005 in 2004.  For financial statement presentation, the $339,005 in 2004 was reduced by the $37,552 amortization of the value of in-place leases to $301,503.

With the significantly greater level of real estate operations in 2004, related property operating expenses, including property taxes and depreciation, increased from $95,807 in 2003 to $181,462 in 2004.

The Fund’s general and administrative expenses declined from $45,327 in 2003 to $33,539 in 2004, primarily due to lower legal and accounting fees as operations moved further from the initial organization and start-up phase.  Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.  Interest expense on costs incurred by the Managing Member reflect the reduction of the amount the Fund owed in 2003.

Liquidity and Capital Resources

As of April 21, 2004, the Fund has received $19,586,500 of gross proceeds from the sale of membership units, $109,979 as a capital contribution from the Managing Member, and paid out $2,832,918 for offering costs.  The Fund has $4,057,517 in cash and cash equivalents as of April 24, 2004.

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

Contractual Obligations

As of March 31, 2004, the Fund had no significant contractual obligations or commercial commitments.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May 2004.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC its Managing Member

	By:	CORNERSTONE VENTURES, INC. its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ GARY W. NIELSON
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)