Form 10-Q
period 2004-06-30
CORNERSTONE REALTY FUND LLC
filed 2004-08-12
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 2, 2004, the Fund had 45,724 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003(A)
	(unaudited)
ASSETS
Assets
Cash and cash equivalents	$5,514,351	$1,464,206

Investments in real estate
Land	4,539,400	4,539,400
Buildings and improvements, less accumulated depreciation of $228,048 in 2004 and $128,674 in 2003	7,632,357	7,605,000
Intangible asset – in place leases, less accumulated amortization of $70,404 in 2004 and $0 in 2003	97,010	167,414
	12,268,767	12,311,814
Other assets
Tenant and other receivables	45,702	27,297
Receivable from managing member	59,839	59,839
Prepaid insurance	18,227	—
Leasing commissions, less accumulated amortization of $5,378 in 2004 and $1,974 in 2003	25,857	6,912
Office equipment, less accumulated depreciation of $2,854 in 2004 and $2,732 in 2003	—	122
Total assets	$17,932,743	$13,870,190

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Accounts payable and accrued liabilities	$81,679	$89,173
Real estate taxes payable	122,430	115,325
Tenant security deposits	138,550	145,629
Total liabilities	342,659	350,127

Members’ capital (100,000 units authorized, 43,039 units issued and outstanding in 2004 and 33,012 units issued and outstanding in 2003)	17,590,084	13,520,063
	$17,932,743	$13,870,190

(A)                              Derived from the audited financial statements as of December 31, 2003.

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues
Rental revenues	$285,583	$201,943	$587,375	$396,310
Amortization of in-place leases	(32,852)	—	(70,404)	—
Tenant reimbursements and other income	85,814	43,701	123,076	73,505
Interest, dividends and other income	1,863	1,343	2,206	4,267
	340,408	246,987	642,253	474,082

Expenses
Property operating and maintenance	80,604	30,917	151,262	59,893
Property taxes	61,284	38,436	120,576	76,126
General and administrative	84,212	23,462	117,751	68,789
Interest on advances payable to managing member	—	1,470	—	2,911
Depreciation and amortization	51,389	27,617	102,900	55,316
	277,489	121,902	492,489	263,035

Net income	$62,919	$125,085	$149,764	$211,047

Net income allocable to managing member	$6,292	$12,508	$14,976	$21,105

Net income allocable to unitholders	$56,627	$112,577	$134,788	$189,942

Per unit amounts:
Basic and diluted income allocable to unitholders	$1.40	$4.97	$3.58	$9.09

Basic and diluted weighted average units outstanding	40,399	22,650	37,606	20,902

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2003	$13,520,063

Net proceeds from offering	4,527,670
Distributions to unitholders	(404,873)
Deferred offering costs repaid to managing member	(202,540)
Net income	149,764

Balance, June 30, 2004	$17,590,084

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(restated)
OPERATING ACTIVITIES
Net Income	$149,764	$211,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,304	55,316
Changes in operating assets and liabilities:
Other assets	(58,981)	(34,122)
Accounts payable, accrued liabilities and security deposits	(14,573)	(99,333)
Real estate taxes payable	7,105	2,336

Net cash provided by operating activities	256,619	135,244

INVESTING ACTIVITIES
Additions to buildings	(126,731)	(26,987)

Net cash used in investing activities	(126,731)	(26,987)

FINANCING ACTIVITIES
Advances from managing member	—	3,056
Net proceeds from offering	4,527,670	2,834,465
Distributions to members	(404,873)	(59,302)
Deferred offering costs repaid to managing member	(202,540)	(126,680)

Net cash provided by financing activities	3,920,257	2,651,539

Net increase in cash	4,050,145	2,759,796

Cash and cash equivalents at beginning of period	1,464,206	1,062,947

Cash and cash equivalents at end of period	$5,514,351	$3,822,743

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.  As of August 2, 2004, the Fund has issued 45,724 units to unitholders for gross offering proceeds of $22,862,000.

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

The interim condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As a result of the restatement, at June 30, 2004 and December 31, 2003, the Fund has recorded a receivable from the Managing Member of $59,839.  The following summarizes the impact of this restatement on net income from amounts previously reported for the three months ended June 30, 2003:

Net income, as previously reported	$117,661
Adjustment	7,424
Net income, as restated	$125,085

3.                                      Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting periods.  Actual results could materially differ materially from the estimates in the near term.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at June 30, 2004 is $138,550 related to tenant security deposits.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.  Tenant improvements are depreciated over the shorter of the useful asset life or the related lease term.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of June 30, 2004, the Fund has recorded $97,010, net of $70,404 of amortization, as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

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

Concentration of Credit Risk

The Fund maintains its cash at banks with federally insured accounts and uninsured money market funds.  The amounts are substantially uninsured.  No losses have been experienced related to such amounts.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 (“Interpretation No. 46R”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46R applies to arrangements created before February 1, 2003 beginning no later than March 31, 2004.  The initial adoption of Interpretation No. 46R did not have a material impact on the Fund’s financial position or results of operations.

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

5.                                      Deferred Offering Costs Advanced by Managing Member

Unrecovered offering costs incurred by the Managing Member for the six months ended June 30, 2004 are as follows:

Balance, December 31, 2003	$595,528
Costs incurred	184,140
Costs paid	(202,540)

Balance, June 30, 2004	$577,128

Specific incremental costs in connection with the offering of membership units are incurred by the Managing Member.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  Through June 30, 2004, the Managing Member has incurred $577,128 of unrecovered offering costs.

6.                                      Related Party Transactions

In order to fund its initial operating costs, the Fund has received, from its Managing Member, cumulative unsecured advances and related interest totaling $476,227 through December 31, 2003.  Through December 31, 2003, the Fund has fully repaid this $476,227.

During the six months ended June 30, 2003, the Managing Member funded $101,079 to the Fund’s unitholders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the six months ended June 30, 2004 and 2003, the total fees, compensation and reimbursements were $535,483 and $332,535, respectively.

The Fund is to reimburse the Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the six months ended June 30, 2004 and 2003, the Fund reimbursed $202,540 and $126,680, respectively, of these costs to the Managing Member.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of June 30, 2004, the Fund has recorded $97,010 net of $70,404 of amortization as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 (“Interpretation No. 46R”), which applies immediately to arrangements created after January 31, 2003.  Interpretation No. 46R applies to arrangements created before February 1, 2003 beginning no later than March 31, 2004.  The initial adoption of Interpretation No. 46R did not have a material impact on the Fund’s financial position or results of operations.

Results of Operations

As of June 30, 2004, the Fund has purchased three multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002, December 2002 and December 2003, respectively. As a result of the dates of purchase, Fund operations for 2003 reflect the net income from only two properties.  For the three months and six months ended June 30, 2004, Fund operations reflect operations for the three properties purchased.

Three months ended June 30, 2004 and 2003

The Fund’s net income for the three months ended June 30, 2004 and 2003 was $62,919 and $125,085, respectively.  Revenue increased from $246,987 to $340,408 .  This increase primarily reflects the addition of Arrow Business Center, partially offset by a reduction in occupancy at Sky Harbor Business Park in July of 2003.  Property operating and maintenance expenses, and property taxes increased from $69,353 in 2003 to $141,888 in 2004 due to the addition of Arrow Business Center, additional HVAC repair costs and legal expenses regarding tenant rent collection matters at Normandie Business Center. The rent receivable relating to these two tenants is fully reserved at June 30, 2004. Depreciation and amortization increased from $27,617 to $51,389 due to the addition of Arrow Business Center.  General and administrative costs increased from $23,462 to $84,212.  The majority of this increase is attributable to the additional legal and accounting effort related to the restatement of the Fund’s financial statements included the December 31, 2003 10-K.  Most of these costs are not considered recurring.

Six months ended June 30, 2004 and 2003

The Fund’s net income for the six months ended June 30, 2004 and 2003 was $149,764 and $211,047, respectively.  Revenue increased from $474,082 to $642,253 . This increase primarily reflects the addition of Arrow Business Center, partially offset by a reduction in occupancy at Sky Harbor Business Park in July of 2003.  Property operating and maintenance expenses, and property taxes increased from $136,019 in 2003 to $271,838 in 2004 due to the addition of Arrow Business Center, additional HVAC repair costs and legal expenses regarding tenant rent collection matters at Normandie Business Center incurred in the second quarter.  Depreciation and amortization increased from $55,316 to $102,900 due to the addition of Arrow Business Center.  General and administrative costs increased from $68,789 to $117,751.  The majority of this increase, incurred in the second quarter, is attributable to the additional legal and accounting effort related to the restatement of the Fund’s financial statements included the December 31, 2003 10-K.  Most of these costs are not considered recurring.

Liquidity and Capital Resources

As of June 30, 2004, the Fund has received $21,659,500 ($22,862,000 as of August 2, 2004) of gross proceeds from the sale of membership units, and $109,979 as a capital contribution from the Managing Member.  As of June 30, 2004, the Fund has $5,514,351 ($6,589,905 at August 2, 2004) in cash and cash equivalents.

The Fund intends to continue offering membership units for sale and use the existing cash balance and net proceeds from the sale of units for the acquisition of additional multi-tenant industrial business park properties, capital improvements to the properties, and for operating expenses and reserves.

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

Contractual Obligations

As of June 30, 2004, the Fund had no significant contractual obligations or commercial commitments.

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

Item 6.           Exhibits and Reports on Form 8-K

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

(b)          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August 2004.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ Terry G. Roussel
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ Gary W. Nielson
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)