Form 10-Q
period 2004-09-30
CORNERSTONE REALTY FUND LLC
filed 2004-11-08
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

949-852-1007
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003

Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

Condensed Statement of Members’ Capital for the Nine Months ended September 30, 2004 (unaudited)

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

Notes to Condensed Financial Statements (unaudited)

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003(A)
	(unaudited)
ASSETS

Assets
Cash and cash equivalents	$7,873,682	$1,464,206

Investments in real estate
Land	4,539,400	4,539,400
Buildings and improvements, less accumulated depreciation of $277,734 in 2004 and $128,674 in 2003	7,636,970	7,605,000
Intangible asset – in place leases, less accumulated amortization of $95,957 in 2004 and $0 in 2003	71,457	167,414
	12,247,827	12,311,814
Other assets
Tenant and other receivables	69,321	27,297
Receivable from managing member	—	59,839
Prepaid insurance	8,817	—
Leasing commissions, less accumulated amortization of $9,580 in 2004 and $1,974 in 2003	39,338	6,912
Office equipment, less accumulated depreciation of $2,854 in 2004 and $2,732 in 2003	—	122
Total assets	$20,238,985	$13,870,190

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$53,139	$89,173
Real estate taxes payable	140,030	115,325
Tenant security deposits	141,264	145,629
Total liabilities	334,433	350,127

Members’ capital (100,000 units authorized, 48,728 units issued and outstanding in 2004 and 33,012 units issued and outstanding in 2003)	19,904,552	13,520,063
	$20,238,985	$13,870,190

(A)  Derived from the audited financial statements as of December 31, 2003.

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues
Rental revenues	$316,985	$163,967	$904,360	$560,277
Amortization of in-place leases	(25,553)	—	(95,957)	—
Tenant reimbursements and other income	46,547	41,037	169,623	108,883
Interest, dividends and other Income	7,968	6,781	10,174	16,708
	345,947	211,785	988,200	685,868

Expenses
Property operating and Maintenance	55,423	34,238	206,685	94,131
Property taxes	30,331	39,948	150,907	116,074
General and administrative	24,220	32,241	141,971	101,030
Interest on advances payable to managing member	—	1,082	—	3,993
Depreciation and amortization	53,888	27,677	156,788	82,993
	163,862	135,186	656,351	398,221

Net income	$182,085	$76,599	$331,849	$287,647

Net income allocable to managing member	$18,209	$7,660	$33,185	$28,765

Net income allocable to unitholders	$163,876	$68,939	$298,664	$258,882

Per unit amounts:
Basic and diluted income allocable to unitholders	$3.55	$2.70	$7.37	$11.53

Basic and diluted weighted average units outstanding	46,143	25,521	40,532	22,459

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2003	$13,520,063

Net proceeds from offering	7,025,230
Distributions to unitholders	(656,930)
Deferred offering costs repaid to managing member	(315,660)
Net income	331,849

Balance, September 30, 2004	$19,904,552

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(restated)
OPERATING ACTIVITIES
Net Income	$331,849	$287,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,745	82,993
Changes in operating assets and liabilities:
Other assets	(31,034)	(47,106)
Accounts payable, accrued liabilities and security deposits	(40,399)	(80,365)
Real estate taxes payable	24,705	(25,281)

Net cash provided by operating activities	537,866	217,888

INVESTING ACTIVITIES
Additions to buildings and improvements	(181,030)	(59,932)

Net cash used in investing activities	(181,030)	(59,932)

FINANCING ACTIVITIES
Repayment of advances from managing member	—	(111,059)
Net proceeds from offering	7,025,230	3,630,394
Distributions to members	(656,930)	(243,784)
Deferred offering costs repaid to managing member	(315,660)	(162,200)

Net cash provided by financing activities	6,052,640	3,113,351

Net increase in cash and cash equivalents	6,409,476	3,271,307

Cash and cash equivalents at beginning of period	1,464,206	1,062,947

Cash and cash equivalents at end of period	$7,873,682	$4,334,254

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.  As of November 1, 2004, the Fund has issued 52,328 units to unitholders for gross offering proceeds of $26,164,000.

The unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2003.

The interim condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As a result of the restatement, the Fund has recorded a receivable from the Managing Member of $59,839 at December 31, 2003.  In August 2004, the Managing Member repaid this amount in full.  The following summarizes the impact of this restatement on net income from amounts previously reported for the three months ended September 30, 2003:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net income, as previously reported	$68,805	$264,666

Adjustment	7,794	22,981

Net income, as restated	$76,599	$287,647

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing money market investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at September 30, 2004 is $141,264 related to tenant security deposits.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of September 30, 2004, the Fund has recorded $71,457, net of $95,957 of amortization, as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

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

5.             Related Party Transactions

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

Unrecovered offering costs incurred by the Managing Member for the nine months ended September 30, 2004 are as follows:

Balance, December 31, 2003	$595,528
Costs incurred	257,604
Costs paid	(315,660)

Balance, September 30, 2004	$537,472

Currently the Fund is distributing a 5% annual return paid quarterly.  During the nine months ended September 30, 2003, the Managing Member funded $122,351 to subsidize the Fund’s distributions to the unitholders .These fundings by the Managing Member will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units.    During the nine months ended September 30, 2004 and 2003, the total fees, compensation and reimbursements were $832,422 and $425,775, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will experience minimal or no vacancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of

September 30, 2004, the Fund has recorded $71,457 net of $95,957 of amortization as an intangible asset attributable to the value of the leases in place as of the date of acquisition.

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

Results of Operations

As of September 30, 2004, the Fund has purchased three multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002, December 2002 and December 2003, respectively. As a result of the dates of purchase, Fund operations for 2003 reflect the net income from only two properties.  For the three months and nine months ended September 30, 2004, Fund operations reflect operations for the three properties purchased.

Three months ended September 30, 2004 and 2003

The Fund’s net income for the three months ended September 30, 2004 and 2003 was $182,216 and $76,599, respectively.  Revenue increased from $211,785 to $345,947.  These increases primarily reflect the addition of Arrow Business Center, purchased in December 2003.  Property operating and maintenance expenses, and property taxes increased from $74,186 in 2003 to $85,754 in 2004 due to the addition of Arrow Business Center.  Depreciation and amortization increased from $27,677 to $79,441 due to the addition of Arrow Business Center.  General and administrative costs decreased from $32,241 to $24,220.  These expenses for the three months ended September 30, 2003 included a nonrecurring charge of $12,040 for costs associated with due diligence for a property purchase not consummated.

Nine months ended September 30, 2004 and 2003

The Fund’s net income for the nine months ended September 30, 2004 and 2003 was $331,849 and $287,647, respectively.  Revenue increased from $685,868 to $988,200. This increase primarily reflects the addition of Arrow Business Center, partially offset by a reduction in occupancy at Sky Harbor Business Park in July of 2003.  Property operating and maintenance expenses, and property taxes increased from $210,205 in 2003 to $357,592 in 2004 due to the addition of Arrow Business Center, additional HVAC repair costs and legal expenses regarding tenant rent collection matters at Normandie Business Center incurred in the second quarter of 2004.  Depreciation and amortization increased from $82,993 to $252,745 due to the addition of Arrow Business Center.  General and administrative costs increased from $101,030 to $141,971.  The majority of this increase, incurred in the second quarter of 2004, is attributable to the additional legal and accounting effort related to the restatement of the Fund’s financial statements included the December 31, 2003 Annual Report on Form 10-K.  Most of these costs are not considered recurring.

Liquidity and Capital Resources

As of September 30, 2004, the Fund has received $24,364,000 ($26,164,000 as of November 1, 2004) of gross proceeds from the sale of membership units, and $109,979 as a capital contribution from the Managing Member.  As of September 30, 2004, the Fund has $7,873,682 ($9,382,254 at November 1, 2004) in cash and cash equivalents.

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

Contractual Obligations

As of September 30, 2004, the Fund had no significant contractual obligations or commercial commitments, other than leases with the tenants which occupy our commercial buildings.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The Fund invests its cash and cash equivalents in short term money market accounts which, by their nature, are not subject to significant interest rate fluctuations.

Item 4.         Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the managing member of the Fund, have reviewed the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.  The fund is currently working to implement Section 404 of the Sarbanes–Oxley Act of 2002 for which the Fund expects to be in compliance by December 31, 2005, as required

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of November 2004.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ GARY W. NIELSON
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)