Form 10-K
period 2004-12-31
CORNERSTONE REALTY FUND LLC
filed 2005-03-31
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

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

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $21,567,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) based upon the price at which the units of membership interest were sold.

Documents incorporated by reference.  None.

PART I

Item 1. Business

General Development of Business

Cornerstone Realty Fund, LLC (the “Fund”) is a California limited liability company which invests in multi-tenant business parks catering to small business tenants.  The Fund purchases existing, leased properties located in major metropolitan areas in the United States on an all cash basis without debt financing.  The Fund has acquired four properties as of the date of this report.

The Fund’s Managing Member is Cornerstone Industrial Properties, LLC, a California limited liability company.  The Fund’s Managing Member is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 7, 2001, the Fund commenced a public offering of its units of membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933.  The Fund seeks to raise a maximum amount of $50,000,000.

As of March 15, 2005, the Fund had sold 67,089 units resulting in gross proceeds of $33,564,500.

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

The properties we acquire will cater to the small business tenant and have lease terms averaging one to three years.  During economic conditions when rental rates are rising rapidly, these relatively short-term leases should allow us to increase rental income at a faster rate than on properties with longer-term leases. This occurs at times when the annual rental rate increases provided for in existing leases are less than the actual level of growth in market rents.

We will purchase properties located in major metropolitan areas in the United States.  We will emphasize the acquisition of properties in geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings.  We will attempt to acquire our properties in the highest demand locations.  Of the four properties that we own as of our most recent acquisition in January 2005, two are located in the Los Angeles area and two are located in the Chicago area.  On March 16, 2005, we entered into an agreement for the purchase of a fifth property, which is located in Paramount, California.  The property purchase did not close by the originally scheduled closing date.  We have not presented information concerning this property because we have not determined that there is a reasonable probability that we will acquire this property.

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

Multi-Tenant Business Parks

Multi-tenant business parks comprise one of the major segments of the commercial real estate market on a nationwide basis.  These properties contain a large number of diversified tenants and differ from large warehouse and manufacturing buildings that rely on a single tenant.    Multi-tenant business parks are ideal for small businesses that require both office and warehouse space.  This combination of office and warehouse space cannot generally be met in other commercial property types.  Multi-tenant business park tenants come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, computer technology, general office/warehouse, wholesale, service, high-tech and other fields.  These properties diversify revenue by generating rental income from multiple businesses instead of relying on one or two large tenants.

The majority of all businesses in the United States are classified as “small business.”  Office parks serve businesses that are generally service oriented.  Industrial parks accommodate businesses that need both office and warehouse space.  The primary difference between these two types of buildings is the percentage of office space within a given unit.  We will acquire multi-tenant business parks with varying percentages of interior office improvements.  We may acquire properties with interior office improvements approaching 100% which will have limited or no warehouse or assembly space.

The typical multi-tenant business park offers tenant spaces ranging from 500 square feet to 30,000 square feet.  This type of property accommodates tenants’ growth patterns.  For example, a 1,200 square foot tenant may grow to 2,400 square feet by leasing the adjacent unit.  This flexibility diversifies the owner’s risk of losing a tenant as the tenant’s business grows.  A single-tenant industrial building cannot accommodate a tenant’s growth.

One of the most attractive features of multi-tenant business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants.  A multi-tenant business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant business parks can accommodate this growth with a tenant’s expansion into multiple units.  It is not uncommon to see a tenant occupy two to four units as its business expands.  In difficult economic times, a tenant’s space requirements often contract.  Many tenants who previously outgrew their space in a multi-tenant business park move back during periods of contraction since they can no longer afford the larger facility they leased.  Tenants move through this type of property in growing and declining economies.

The managing member believes that these factors contribute to the advantage of shorter lease terms inherent in multi-tenant business parks.  Lease terms generally range from month-to-month to five years.  The average lease term is two to three years.  Leasing activity is typically more diversified with smaller-sized tenants.  The Managing Member views regularly expiring leases with varying lease terms as an attractive diversification feature of multi-tenant business parks.  Leases for properties that we purchase will usually contain stipulated rent escalation provisions when market conditions allow.  After rental adjustment, a property’s income and the resulting cash flow will adjust accordingly.

The Managing Member believes that multi-tenant business parks offer specific characteristics that may support an investor’s portfolio diversification strategy.

The Small Business Opportunity

For the last twelve years, Cornerstone Ventures, Inc. and its affiliates have achieved success by focusing on the needs of small business tenants.  Cornerstone Ventures, Inc.  focuses on what the small business tenant wants in terms of functional, well-designed space in a superior location. Cornerstone Ventures, Inc. believes that it knows how to differentiate between tenant spaces and projects that should maintain their demand over the long term versus those that might ultimately lag in performance.

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

•                  Individual truck roll-up doors for each tenant space; and

•                  Construction interest expense significantly higher due to longer initial lease-up with numerous tenants.

These additional features drive up the cost of multi-tenant industrial parks as compared to other industrial properties.

Acquisition Strategies

Cornerstone Ventures, Inc. specializes in the multi-tenant business park segment of the commercial real estate market.  As previously having been the managing partner in a joint venture with a nationally prominent real estate company, Cornerstone Ventures, Inc. has substantial operating experience investing in and operating multi-tenant business parks.  Cornerstone Ventures, Inc. offers in-depth real estate expertise through an experienced team of industry professionals with extensive understanding of industrial real estate.

The Fund will pursue a strategy of purchasing properties in major industrial markets with considerable tenant demand.  The Fund intends to acquire properties in areas with strong tenant demand and a large base of existing industrial properties, a high population of small business tenants and substantial competitive barriers to entry.

Among Cornerstone Ventures, Inc.’s acquisition strategies, one is the recognition of opportunities to purchase multi-tenant business parks at prices below replacement cost.  Cornerstone Ventures, Inc. has observed that such opportunities exist because rental rates at projects configured for the small business tenant are at times below the levels necessary to justify the development of new projects.  With market rents at such levels, the Managing Member may be able to identify an opportunity to purchase a property at a price below the levels needed to justify development of competitive properties.

Because projects serving the needs of the small industrial business tenant may be currently operating at or near capacity in many sub-markets, rental rates are expected to continue to rise to the point where development of new space is justified.  Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets.  The Managing Member’s acquisition strategy, therefore, will be to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and increasing market value.

We expect to achieve diversification by purchasing multi-tenant business parks serving the small business tenant in high tenant demand markets nationwide.  The number of properties that we will purchase will depend on the amount of funds we raise in this offering and upon the size and location of the properties we purchase.  The maximum dollar amount that we will invest in any single property is $10,000,000.  As of January 25, 2005, we have purchased four properties for an aggregate investment of approximately $17.6 million.  On March 16, 2005, we entered into an agreement to purchase a fifth property for $3.1 million.  If we do not sell substantially more units in our offering, the Managing Member estimates that we will acquire one more property.  If we sell the maximum number of units, we may acquire up to 4 or more additional properties.  These estimates are subject to significant variations based on the purchase price of each property.

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

Property Selection

The Managing Member will have experienced staff engaged in the selection and evaluation of properties that we may acquire.  The acquisition process will be performed by the Managing Member with no acquisition fees payable by us to the Managing Member.  All property acquisitions will be approved by the Managing Member through Cornerstone Ventures, Inc. based upon its experience in the area of multi-tenant business parks and our investment objectives and supported by an appraisal prepared by a competent independent appraiser.

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

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  The Managing Member will perform the asset management function for us at no additional charge.  The Managing Member through Cornerstone Ventures, Inc. will perform the following asset management services for us:

•                  Create and implement an individualized plan for enhancing the profitability and value of each property;

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

•                  Periodically inspect tenant spaces for lease compliance; and

•                  Respond to tenant inquiries.

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant business parks are highly management intensive.  The type of properties we will acquire are generally considered to be more management intensive than other types of commercial real estate used by larger business tenants with longer term leases.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  The Managing Member believes in providing a very high level of property management service and in ensuring strict property maintenance standards in order to maximize the value of each property.  The Managing Member may subcontract for such services with either an affiliate or third party property management organization.  The Managing Member presently subcontracts with CB Richard Ellis, Inc., Essex Realty Management, Inc. and Mercury Investments, Inc. for all of its property management services.

Competition

The Fund will experience competition from other buyers when acquiring properties.  The Fund will also experience competition for tenants from owners and managers of competing projects which may include the Managing Member and its affiliates.  As a result, the Fund may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on the Fund’s results of operations.  At the time the Fund elects to dispose of its properties, the Fund will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

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

In addition to other matters identified or described by the Fund from time to time in filings with the SEC, there are several important factors that could cause the Fund’s future results to differ materially from historical results or trends, results anticipated or planned by the Fund, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of the Fund. Some of these important factors, but not necessarily all important factors, are discussed below.

We will not be able to diversify our investments unless we raise additional funds.  Our ability to reduce risk by purchasing multiple properties in different geographic areas will be limited by the amount of funds we raise in our public offering.  We will consider the purchase of properties with prices ranging between $2.5 million and $10 million.  As of March 15, 2005, we have purchased four properties for an aggregate investment of approximately $17.6 million and have entered an agreement to purchase a fifth property for $3.1 million.  We may not sell all of the units we are offering.  As of March 15, 2005, we have raised gross proceeds of $33,564,500.  Unless we raise additional funds, we may only be able to acquire one additional property.

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

As of the date of this report, the Fund owns four properties:  Normandie Business Center in Torrance, California; Sky Harbor Business Park in Northbrook, Illinois; Arrow Business Center in Irwindale, California, and Zenith Business Centre in Glenview, Illinois.  Following is a description of these properties (unaudited):

Normandie Business Center, Torrance, CA

On September 27, 2002, we acquired an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,711 leasable square feet.  Our total acquisition cost was $3,901,696, which equates to approximately $80 per square foot of leasable space.  This property is currently 93% leased to 28 tenants whose spaces range in size from 1200 to 2920 square feet.  We purchased this property with our own funds, without debt financing.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is one of the largest and most active industrial submarkets in Los Angeles County and enjoys a vacancy rate less than 4%.

Year Ending December 31	Average Annual Occupancy (%)
2000	90.07%
2001	89.41%
2002	93.50%
2003	94.90%
2004	91.00%
Current (2-28-05)	93.00%

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

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2004:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2005	18	27,425	269,336	56.30%	61.01%
2006	3	6,663	68,365	13.68%	15.49%
2007	5	8,865	91,186	18.2%	20.66%
2008	—	—	—	—	—
2009	1	1,200	12,580	2.46%	2.84%
	27	44,153	441,467	90.64%	100.00%

Sky Harbor Business Park, Northbrook, Illinois

On December 27, 2002, we acquired an existing multi-tenant business park known as the Sky Harbor Business Park, a single-story building built in 1976 of approximately 41,422 square feet of leasable space on approximately 2.145 acres of land.  Our total acquisition cost was $2,553,996, which equates to approximately $62 per square foot of leasable space.  The property is currently 57% leased to 4  tenants whose spaces range in size from approximately 1,850 to over 7,347 square feet.  Active leasing for this space is continuing.  We purchased this property for all cash, without debt financing.

The property is located in the Chicago area, specifically in the Northern Cook County Industrial sub-market in the Village of Northbrook, Illinois.

The property’s historical average occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)

2000	100%
2001	100%
2002	100%
2003	86%
2004	57%
Current (2-28-05)	57%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2004:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)

2005	2	11,245	97,089	27.15%	53.53%
2006	—	—	—	—	—
2007	2	12,363	84,289	29.85%	46.47%
2008	—	—	—	—	—
2009	—	—	—	—	—
	4	23,608	181,378	57.00%	100.00%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land.  The acquisition price was $5,910,579, which equates to approximately $85 per square foot of leasable space.  The property is currently  85.6% leased to 36 tenants whose spaces range in size from approximately 800 square feet to over 4,800 square feet. We purchased this property for all cash, without debt financing.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)

2001	94%
2002	95%
2003	97%
2004	91%
Current (2-28-05)	94%

No tenant occupies more than 7% of the rentable square footage.  These tenants operate varying business, including light manufacturing and distribution, light assembly and warehousing that encompasses a wide variety of businesses.

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2004:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)

2005	22	35,290	298,330	50.71%	53.63%
2006	7	10,560	89,352	15.17%	16.06%
2007	7	15,326	141,146	22.02%	25.37%
2008	—	—	—	0.00%	0.00%
2009	1	2,160	27,480	3.10%	4.94%
	37	63,336	556,308	91.00%	100.00%

Zenith Drive Centre, Glenview, Illinois

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre from an independent third party.  Zenith Drive Centre is a single-story, three building property built in 1978 of approximately 38,088 square feet of leasable space on approximately 2.54 acres of land.  The acquisition price was $5,200,000 with an additional $44,000 in closing costs which equates to approximately $138 per square foot of leasable space.  The property is currently 99% leased to thirty tenants whose spaces range in size from approximately 100 square feet to over 6,000 square feet. Currently, there is 1900 square feet vacant.  We purchased this property for all cash, without debt financing.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)

2001	95%
2002	97%
2003	98%
2004	100%
Current (2-28-05)	95%

Two tenants occupy 10% or more of the rentable square footage.  One tenant occupies approximately 16% and one other tenant occupies 12% of the rentable square footage.  The following table sets forth certain information with respect to the leases of these two tenants at the date of acquisition:

Total Square Feet Leased	Expiration Date	Renewal Options	Current Annual Rent ($)	Base rent per sq. ft. per annum ($)

6,000	Sept. 30, 2005	1-year	82,032	13.67
4,500	Aug. 31, 2005	1-year	58,536	13.00

The industrial park’s tenants operate varying business, including light manufacturing and distribution, light assembly, warehousing and service office that encompasses a wide variety of businesses.

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
					(1)
2005	23	33,306	472,151	89.23%	88.88%
2006	7	4,019	59,016	10.77%	11.12%
2007	0	0	0	0.00%	0.00%
2008	0	0	0	0.00%	0.00%
2009	0	0	0	0.00%	0.00%
thereafter	(1)	See Footnote	0	0.00%	6.50%
	30	37,325	531,167	100.00%	100.00%

(1)  A majority of the leases expire within the next twelve months; however, most tenants’ average tenure at the property exceeds 5 years and typically renew on a 1-year basis.  Existing leases at the property generally include annual rental increases ranging between 3% and 7%.

Clear Channel Communications leases a portion of the land parcel for the purpose of maintaining and displaying a billboard sign.  Annual rent is $40,000 paid annually in advance.

Cingular Wireless leases a portion of the land parcel for the purpose of maintaining and operating a cell-site.  This lease expires in 2028.  Monthly rent is currently $1,760 per month.

For federal income tax purposes, the depreciable basis of the property is estimated at approximately $4,300,000, which is subject to final adjustment.  The depreciation expense will be calculated using the straight-line method, based upon an estimated useful life of 39 years for the building improvement costs and the related lease term for the tenant improvements.  Leasing commissions will be amortized over the initial term of the related leases.

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

As of March 15, 2005, the Fund had sold 67,089 units of membership interest to 984 investors for a total purchase price of $33,564,500.  The sale of the units of membership interest is being made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

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

The Fund has made $1,762,506 in distributions to the unitholders and managing member totaling $1,680,467 and $82,039, respectively, through December 31, 2004, of which $374,460 of unitholder distributions were paid to the unitholders directly by the managing member out of its own funds.  Following completion of its public offering and the acquisition of properties, the Fund contemplates making distributions to its members quarterly but distributions may be made more or less frequently.

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

Operating Data

	Years Ended December 31,
	2004	2003		2002	2001	2000

Revenues	$1,285,180	$887,690	(1)	$131,335 (1)	$8,319	$—
Net Income (Loss)	$365,574	$321,218		$(93,796)	$(144,985)	$(135,227)
Net Income (Loss) allocable to unitholders	$329,017	$289,096		$(84,416)	$(130,486)	N/A
Net Income (Loss) per unit allocable to unitholders	$7.50	$11.92		$(7.27)	$(21.32)	N/A
Cash distributions per unit to public unitholders	$21.61	$21.76	(2)	$17.24 (2)	$0.80	N/A

Balance Sheet Data

	Years Ended December 31,
	2004	2003	2002	2001	2000

Total assets	$24,395,612	$13,870,190	$7,567,741	$2,497,368	$6,033

Total liabilities (all current)	$308,829	$350,127	$408,376	$320,665	$343,221

(1) Amounts for interest income previously reported as revenues have been reclassified to other income and expense.

(2) The cash distributions per unit have been adjusted to include amounts previously paid by the Managing Member on behalf of the Fund.

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

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases and amounts paid to tenants as tenant improvement allowances.  Rental receivables are periodically evaluated for collectibility.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  At December 31, 2004, the unamortized balance of this intangible asset was $48,503.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options.  SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005.  While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly basis (see “Note 2 - Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

As of December 31, 2004, the Fund owned three multi-tenant business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The Fund purchased the properties in the latter parts of September 2002, December 2002 and December 2003, respectively. As a result of the dates of purchase, Fund operations for 2003 reflect the net income from two properties and 20 days for the third property.  For 2004, Fund operations reflect a full year of operations for all three properties.

The Fund’s net income for 2004 was $365,574 compared to $321,218 for 2003.  The primary reason for this difference is the investment of the Fund’s assets at the end of 2003 Arrow Business Center which generated a full year of rental revenue in the 2004.

With a full year of operations from Arrow Business Center, rental revenues and tenant reimbursements increased from a combined $887,690 in 2003 to $1,285,180 in 2004.  Interest income from money market investments increased from $25,542 in 2003 to $ $39,095 in 2004 due to the additional cash balances invested in interest bearing money market accounts.

With the significantly greater level of real estate operations in 2004, related property operating expenses, including property taxes and depreciation, increased from $413,146 in 2003 to $720,186 in 2004.

The Fund’s general and administrative expenses increased from $174,875 in 2003 to $238,515 in 2004, primarily due to additional legal and accounting fees related to the restatement of prior year financial statements.  Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.  Interest expense on costs incurred by the Managing Member reflect the reduction of the amount the Fund owed to the Managing Member in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

As of December 31, 2003, the Fund has purchased three multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing.  The properties were purchased in the latter parts of September 2002, December 2002 and December 2003, respectively.  As a result of the dates if purchase, Fund operations for 2002 reflect the net income from only one property for the last quarter of 2002.  For 2003, Fund operations reflect a full year of operation for the two properties purchased in 2002 and a partial month of operations for the property purchased in December 2003.

The Fund's net income for 2003 was $321,218 compared to a net loss of $(93,796) for 2002.  The primary reason for this $415,014 difference is the investment Fund's assets at the end of 2002 in two existing multi-tenant industrial properties generating a full year of rental revenue from these properties in the 2003 results.  In 2002, only a quarter of operations from the Sky Harbor Business Park was reflected in the operating results.

With greater deployments of the Fund's assets in real estate, rental revenues and tenant reimbursements increased from a combined $131,335 in 2002 to $887,690 in 2003.  Correspondingly, interest income from money market investments declined from $51,777 in 2002 to $25,542 in 2003.

With the significantly greater level of real estate operations in 2003, related property operating expenses, including property taxes and depreciation, increased from $46,567 in 2002 to $413,146 in 2003.

The Fund's general and administrative expenses declined from $221,983 in 2002 to $174,875 in 2003, primarily due to lower legal and accounting fees as operations moved further from the initial organization and start-up phase.  Additional general and administrative expenses are expected to continue until the capitalization and organization of the Fund is complete.  Interest expense on costs incurred by the Managing Member reflect the reduction of the amount of the Fund owed to the Managing Member in 2003.

In 2003 and 2002, the Managing Member funded distributions to the Fund’s unitholders totaling $174,103 and $200,357, respectively.  The statements of members’ capital have been adjusted to reflect such payments as in substance capital contributions to the Fund by the Managing Member and distributions to the unitholders.  Additionally, amounts for interest income previously reported as revenues have been reclassified as other income and expense.

Liquidity and Capital Resources

As of March 15, 2005, the Fund has received $33,564,500 of gross proceeds from the sale of membership units, and $685,419 as a capital contribution from the Managing Member.   The Fund has $10,358,900 in cash and cash equivalents as of March 15, 2005.

The Fund intends to continue offering membership units for sale and use the net proceeds from the sale of units for the acquisition of additional multi-tenant business park properties, capital improvements to the properties, and for operating expenses and reserves.

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

In addition, the Managing Member has funded $174,103 and $200,357 for the years ended December 31, 2003 and 2002, respectively, to the Fund’s unitholders related to a 5% annual return on their capital contribution. Subsequent to December 31, 2004, the Managing Member contributed $200,980 to the Fund as a subsidy for the quarterly distribution to unitholders on February 15, 2005.  Such amounts will not be reimbursed to the Managing Member by the Fund and have been reflected in the total capital contribution of the Managing Member disclosed above.

Contractual Obligations

As of December 31, 2004, the Fund had no significant contractual obligations or commercial commitments. The Fund entered a contract to purchase the Zenith property prior to December 31, 2004.  The contract included contingent conditions at December 31, 2004.  The contingencies were cleared and satisfied on or before January 25, 2005 and the property was purchased on that date for $5,200,000.  Additionally, the Fund’s Managing Member has incurred $443,690 of reimburseable offering costs in order to fund specific incremental costs in connection with the offering of membership units.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information in response to this Item has been previously reported in the Fund’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.

Item 9A.  Controls and Procedures.

On March l7, 2005, the Fund’s independent registered public accounting firm notified the Fund’s Audit Committee that they had identified two material weaknesses regarding the Fund’s internal controls.  The weaknesses noted were the lack of sufficient management oversight over and the proper segregation of duties of the accounting department with respect to accounting, financial reporting and disclosure. Management of the Fund has informed the Audit Committee that it is in process of hiring appropriate personnel and making changes in assigned roles and responsibilities to correct for such weaknesses.

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the Managing Member of the Fund, have reviewed the effectiveness of the Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.  Based on our evaluation, we do not believe that the control weaknesses noted above led to any material misstatements in the financial statements included in this report.  As noted above, we are in the process of hiring appropriate personnel and making changes in assigned roles and responsibilities which we believe will correct the control weaknesses we have identified.

While we are in the process of taking the foregoing steps and developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors.  As a result, we anticipate that additional changes will be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Managing Member

Cornerstone Industrial Properties, LLC is a California limited liability company which was initially organized for the purpose of being our Managing Member. It is expected that our Managing Member will also act as the Managing Member of other funds in the future.  The Managing Member is also a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of the Managing Member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of the Managing Member and provides many of the services necessary for the Managing Member to fulfill its responsibilities to the Fund.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of March 15, 2005, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our Managing Member and has sole voting control with respect to operations of the Fund.

Terry G. Roussel, age 51, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of the Managing Member of the Fund.  Mr. Roussel is also the majority shareholder, a director and an officer of Pacific Cornerstone Capital, Inc., the dealer manager of the Cornerstone Realty Fund, LLC offering.  Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

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

In 1985, Mr. Roussel started a new division within Bank of America’s Capital Markets Group, which provided real estate investment opportunities to the bank’s wealthiest private banking clients.  Between 1980 and 1985, Mr. Roussel was employed with Bateman Eichler, Hill Richards, Inc., a regional securities firm headquartered in Los Angeles, California.  Mr. Roussel was promoted to First Vice President and Manager of the partnership finance department where he was responsible for the due diligence and marketing of all publicly registered and private real estate funds offered by the firm.

Mr. Roussel graduated with honors from California State University at Fullerton in 1976 with a B.A. in Business Administration with a concentration in Accounting.  Subsequent to graduation, Mr. Roussel joined the accounting firm of Arthur Andersen & Co. as an auditor and later transferred to the tax department of Arthur Young & Co., a predecessor firm to Ernst & Young.  Mr. Roussel became a Certified Public Accountant in 1979 (now inactive).

Robert C. Peterson, age 45, is a Director of Cornerstone Ventures, Inc. and has served as Chief Investment Officer since 2004.  Mr. Peterson is also currently a principal of RCP Realty Advisors, a firm focused on commercial real estate acquisition and development.  Mr. Peterson was an Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $4.5 billion of commercial real estate on behalf of many of the largest private and public pension funds in the United States. In his capacity, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the central region of the United States for KBS.  Mr. Peterson was with KBS since its inception in 1992 until 2004.

From 1990 to 1992, , he was an officer of Koll Management Services, Inc. (“Koll”), one of the largest managers and operators of commercial real estate in the United States, Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone Ventures, Inc. in 1993 and the second joint venture between Koll and Cornerstone Ventures, Inc. in 1995.

Mr. Peterson has 24 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

Mr. Peterson is a Certified Public Accountant (CPA), Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California.  Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

William H. McFarland, age 65, is a Director of Cornerstone Ventures, Inc., and also a director of William Lyon Homes.  Between 1997 and 1999, Mr. McFarland was Chief Executive Officer of Irvine Apartment Communities, Inc., the dominant owner and operator of apartment properties in the nation’s largest master-planned community, Orange County’s Irvine Ranch.

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

Alfred J. Pizzurro, age 49, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a shareholder, director and officer of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

Between 1993 and 1998, Mr. Pizzurro was responsible for business development both domestically and internationally for The Joseph Company, a research and development company.  From 1986 to 1992, he was the Director of Marketing for a regional real estate company. Mr. Pizzurro served as a pilot in the United States Marine Corps between 1979 and 1986 where he attained the rank of Captain. Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Joseph H. Holland, age 48, is a Director of Cornerstone Ventures, Inc.  Mr. Holland is currently the Managing Member of Uptown Partners, LLC, a real estate group developing market-rate, multi-family housing in New York City.  He is also of counsel with the law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area.  Mr. Holland is Director, New York State Urban Development Corporation, gubernatorial appointee since 2000, Director, Municipal Assistance Corporation of the City of New York, gubernatorial appointee since 1998 and a Member, Board of Trustees, Cornell University since 1998.

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

Timothy C. Collins, age 57, is a Director of Cornerstone Ventures, Inc., and has been a consultant to Cornerstone during the formation of the Cornerstone Realty Fund, LLC.  Mr. Collins has been Founder and Principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

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

Robert E. Witt, age 71, is a Director of Cornerstone Ventures, Inc.  Mr. Witt was most recently Managing Director, Foreign Investments of Roth Capital Partners, LLC, a noted investment banking firm located in Newport Beach, California.  Prior to joining Roth Capital Partners in 1999, Mr. Witt was Chairman & CEO of South Coast Financial Securities, a full service investment firm that he founded in 1992.

Prior to founding South Coast Financial Securities, Mr. Witt was President and CEO of American Capital Marketing, a nationally recognized leader in asset management with over $15 billion in mutual funds.

Previously, Mr. Witt enjoyed a distinguished, twenty-seven year career with E.F. Hutton Group, Inc., where he was Executive Vice President and also served on the Board of Directors.  As the senior officer in charge of E.F. Hutton’s Global Retail Group, Mr. Witt was responsible for all sales and training, financial product development and marketing for the firm.  In addition, he supervised the firm’s 440 offices worldwide, nine regions, 440 offices and 6,200 registered representatives worldwide.

Mr. Witt is a former Chairman of the Business Conduct Committee of District 11 of the National Association of Securities Dealers.  He is a former Director of Walwyn Stodgell and E.F. Hutton Group.  Mr. Witt has served on the Arbitration Committee of both the New York Stock Exchange and the NASD.  He has also served on the Board of Governors of the Boston Stock Exchange and the Board of Trustees of Ripon College.

Mr. Witt obtained his Bachelor’s degree in Economics from Ripon College in Wisconsin.  He has completed graduate work at the Wharton School of Business and UCLA.

The Audit Committee

The Audit Committee of Cornerstone Ventures, Inc. consists of Timothy C. Collins and Robert E. Witt, each of whom is considered independent under applicable securities laws.  The Audit Committee has determined that Mr.Collins meets the criteria of an “audit committee financial expert” as that term is defined in the SEC rules.  The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.

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

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.   Additional officers of Cornerstone Ventures, Inc. are:

Gary W. Nielson, age 55, has been the Chief Financial Officer of Cornerstone Ventures, Inc. since 2003.  From 2002 to 2003, he was the Chief Financial Officer of American Regional Malls.  From 1999 to 2002, Mr. Nielson was the Senior Managing Director of Finance and Administration for CB Richard Ellis, a real estate services company based in Los Angeles.  His operational responsibilities included the Information Technology, Corporate Accounting and Reporting, and Human Resources Groups.  Mr. Nielson was also actively involved in the planning and execution of their strategic acquisitions.

From 1997 to 1999, Mr. Nielson served as the Executive Vice President and Chief Financial Officer of Price Enterprises, Inc., a San Diego based publicly traded retail real estate investment trust.  He was responsible for institutional investor and analyst relations as well as corporate reporting and banking relations.

Before joining Price Enterprises, Mr. Nielson spent six years at Newport Beach based Koll Management Services.  He served in various senior positions at Koll which included Senior Vice President of Financial Services, Managing Director of the Strategic Acquisition and Planning Group, and Chief Financial Officer.

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

Dominic J. Petrucci, age 41, has served as the Chief Operating Officer of Cornerstone Ventures, Inc. since 2002.  Mr. Petrucci is responsible for overseeing sales and real estate operations.  Previously, he led Cornerstone’s real estate operations which include acquisitions, asset management, and dispositions.

Prior to joining Cornerstone, Mr. Petrucci served since 1998 as Division President of Koll Development Company.  In this capacity he managed the commercial real estate development activities for a 2.8 million square foot portfolio.  Mr. Petrucci’s responsibilities included business development, divisional oversight of operations and administration, and he sat on Koll Development Company’s Executive Committee and Investment Committee.

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

From 1990 until early 1996 Mr. Petrucci worked with the Koll companies in various capacities.  He was Chief Financial Officer and Corporate Secretary for Koll Construction, Vice President – Finance for Koll International, and Group Controller for Koll Development.  In his capacities with Kitchell and Koll, Mr. Petrucci originated or restructured nearly $1 billion in debt and equity investments in addition to marketing and selling $300 million of property.  Mr. Petrucci began his career in the real estate group at KPMG Peat Marwick in Los Angeles where he earned a Certified Public Accountant designation.  Mr. Petrucci earned his Bachelor of Science degree in commerce, with an accounting major from Rider University in Lawrenceville, New Jersey.

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

Services Performed by Others

The Managing Member and its affiliates outsource certain functions and intend to continue hiring independent persons and companies to provide services to us as called for by the operating agreement or which, in the opinion of the Managing Member, would be in our best interests.  We will pay the cost of all such services unless those services are to be provided by the Managing Member.

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

During the period from January 1, 2004 through December 31, 2004, there were no Section 16(a) filings required.

Code of Ethics

Cornerstone Ventures, Inc. has adopted a code of ethics that applies to the Board of Directors.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to the Fund’s principal executive offices at the 4590 MacArthur Boulevard, Suite 610, Newport Beach, California 92660.

Item 11. Compensation of the Managing Member and Affiliates

The following table summarizes the compensation, fees and reimbursements paid to the Managing Member and affiliates during the year ended December 31, 2004.

	Capacity in which Served-
Entity	Form of Compensation	Cash Compensation

Cornerstone Industrial Properties, LLC	Managing member -
	Reimbursement of organization and
	offering costs	$520,180

Pacific Cornerstone Capital, Inc.	Dealer manager -
	Selling commissions	$1,373,278	(1)

(1)        This amount includes all selling commissions paid on units sold in 2004.  A substantial portion was paid out to other broker/dealers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

There are no units of membership interest owned by the Managing Member as of December 31, 2004.  There are 5 units of membership interest owned by Terry G. Roussel as of December 31, 2004.

No arrangements exist which would, upon implementation, result in a change in control of the Fund.

The Fund does not have any equity compensation plans and did not have any such plan as of December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Compensation and Fees to be Paid to the Managing Member and its Affiliates

Following is a summary of the compensation and fees to be paid by the Fund to the Managing Members and its affiliates in connection with the formation and operation of the Fund.

Type of Compensation and Recipient	Method of Compensation	Estimated Amount
ORGANIZATION AND OFFERING STAGE
Selling commissions payable to the dealer manager and participating brokers	Up to 7% of all offering proceeds. (Commissions were 9% of offering proceeds on the first $3,000,000 raised in our offering)	$3,560,000 if 100,000 units are sold
Marketing support fee payable to the dealer manager and participating brokers	Up to 2.0% of offering proceeds	$1,000,000 if 100,000 units are sold
Reimbursement of non-accountable expenses payable to the dealer manager and participating brokers	Up to 1% of offering proceeds	$500,000 if 100,000 units are sold
Due diligence expense allowance fee payable to the dealer manager and participating brokers	Up to 0.5% of offering proceeds	$125,000 if 100,000 units are sold
Reimbursement to Managing Member and its affiliates for organizational and offering expenses	Reimbursement of actual expenses and costs to a maximum of 4% of offering proceeds	Estimated at $2,000,000 if 100,000 units are sold, but not determinable at this time
ACQUISITION STAGE
Acquisition fees payable to the Managing Member and its affiliates	None	None

Type of Compensation and Recipient	Method of Compensation	Estimated Amount

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

Not determinable at this time

Costs Incurred by Related Parties

At December 31, 2004, the Managing Member has incurred a total of $443,690 of unrecovered deferred offering costs.  These costs are repaid at the rate of 4% of the amount of capital raised from unitholders.  During calendar 2004, the Fund repaid $520,180 of deferred offering costs to the managing member.  The Fund will not reimburse the Managing Member for any amounts advanced for organizational expenses which exceed the amounts and percentages set forth in the prospectus for the offering.  Any such expenses incurred by the Managing Member on behalf of the Fund, that are not reimbursed by the Fund, will be reflected as a capital contribution to the Fund by the Managing Member with an offsetting expense recognized in the Fund’s statement of operations.

In addition, the Managing Member, in its sole discretion, has funded $174,103 and $200,357 for the years ended December 31, 2003 and 2002, respectively, to the Fund’s unitholders related to a 5% annual return on their capital contributions. Subsequent to December 31, 2004, the Managing Member contributed $200,980 to the Fund as a subsidy for the quarterly distribution to unitholders on February 15, 2005.   Such amounts will not be reimbursed to the Managing Member by the Fund and are accounted for as capital contributed by the Managing Member.  The Fund is not obligated to make distributions to its members, and accordingly, there is no guarantee that the Managing Member will subsidize such distributions in the future.

Item 14.  Principal Accountant Fees and Services

BDO Seidman, LLP audited our financial statements for the year ended December 31, 2004.  Ernst & Young LLP audited our financial statements for the years ended December 31, 2003 and 2002.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Fund by BDO Seidman, LLP for the year ending December 31, 2004, and Ernst & Young LLP for the year ended December 31, 2003 were as follows:

Services Provided	2004	2003
Audit Fees	113,991	$66,900
Audit Related Fees	14,551	28,842
Tax Fees	—	—
All Other Fees		—
Total	128,542	$95,742

Audit Fees.    The aggregate fees billed for the years ended December 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.    The aggregate fees billed for the year ended December 31, 2003  were for services provided for the Fund’s property acquisitions and for acquisition-related audits.

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

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

CORNERSTONE REALTY FUND, LLC
Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP
Report of Independent Registered Public Accounting Firm, Ernst & Young, LLP
Balance Sheets as of December 31, 2004 and 2003
Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Statements of Members’ Capital for the Years Ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
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

The Fund filed a Current Report on Form 8-K on October 14, 2004 reporting under Item 5.02 the resignation of Michael L. Meyer as a director of Cornerstone Ventures, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2005.

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

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	March 30, 2005
Terry G. Roussel

/s/ ROBERT C. PETERSON
Robert C. Peterson	Director of Cornerstone Ventures, Inc.	March 30, 2005

/s/ WILLIAM H. MCFARLAND
William H. McFarland	Director of Cornerstone Ventures, Inc.	March 30, 2005

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	March 30, 2005
Alfred J. Pizzurro

Joseph H. Holland	Director of Cornerstone Ventures, Inc.

/s/ TIMOTHY C. COLLINS
Timothy C. Collins	Director of Cornerstone Ventures, Inc.	March 30, 2005

/s/ ROBERT E. WITT
Robert E. Witt	Director of Cornerstone Ventures, Inc	March 30, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm, Ernst & Young, LLP

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Statements of Members’ Capital for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

Schedule III - Real Estate and Accumulated Depreciation

Report of Independent Registered Public Accounting Firm

To the Members

Cornerstone Realty Fund, LLC

We have audited the accompanying balance sheet of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2004, and the related statements of operations, members’ capital and cash flows for the year then ended.  In connection with our audit of the financial statements, we also have audited the 2004 supplementary information included in Schedule III. These financial statements and financial statement schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California
March 4, 2005

Report of Independent Registered Public Accounting Firm

To the Members

Cornerstone Realty Fund, LLC

We have audited the accompanying balance sheet of Cornerstone Realty Fund, LLC, a California limited liability company, as of December 31, 2003, and the related statements of operations, members’ capital and cash flows for each of the two years in the period ended December 31, 2003.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Irvine, California
March 16, 2004

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

BALANCE SHEETS

ASSETS

	December 31,
	2004	2003

Assets
Cash and cash equivalents	$11,793,822	$1,464,206

Investments in real estate
Land	4,539,400	4,539,400
Buildings and improvements, less accumulated Depreciation of $342,697 in 2004 and $128,674 in 2003	7,628,745	7,605,000
Intangible asset – in-place leases	48,503	167,414
	12,216,648	12,311,814
Other assets
Escrow deposit and other costs	275,052	—
Tenant and other receivables	31,876	27,297
Receivable from Managing Member	—	59,839
Prepaid insurance	30,737	—
Leasing commissions, less accumulated amortization of $15,282 in 2004 and $1,974 in 2003	47,477	6,912
Office equipment, less accumulated depreciation of $2,854 in 2004 and $2,732 in 2003	—	122

Total assets	$24,395,612	$13,870,190

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$84,613	$89,173
Real estate taxes payable	88,922	115,325
Tenant security deposits	135,294	145,629
Total liabilities	308,829	350,127

Members’ capital (100,000 units authorized, 59,097 units issued and outstanding in 2004 and 33,012 units issued and outstanding in 2003)	24,086,783	13,520,063
Total liabilities and members’ capital	$24,395,612	$13,870,190

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002

Revenues
Rental revenues	$1,080,123	$750,727	$121,492
Tenant reimbursements	205,057	136,963	9,843

	1,285,180	887,690	131,335
Expenses
Property operating and maintenance	282,890	135,491	16,104
Property taxes	209,842	162,592	14,130
General and administrative expenses	238,515	174,875	221,983
Interest expense on reimbursable costs incurred by Managing Member	—	3,993	8,358
Depreciation and amortization	227,454	115,063	16,333
	958,701	592,014	276.908

Interest, dividends and other income	39,095	25,542	51,777

Net income (loss)	$365,574	$321,218	$(93,796)

Net income (loss) allocable to managing member	$36,557	$32,122	$(9,380)

Net income (loss) allocable to unitholders	$329,017	$289,096	$(84,416)

Per share amounts:
Basic and diluted income (loss) allocable to unitholders	$7.50	$11.92	$(7.27)
Basic and diluted weighted average units outstanding	43,857	24,256	11,615

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2001	$2,176,703

Net proceeds from offering	5,313,958
In substance capital contribution of Managing Member	200,237
Deferred offering costs paid to Managing Member	(237,500)
Distributions to unitholders	(200,237)
Net loss	(93,796)

Balance, December 31, 2002	7,159,365

Net proceeds from offering	6,692,090
In substance capital contribution of Managing Member	174,103
Deferred offering costs paid to Managing Member	(299,020)
Distributions to unitholders	(527,693)
Net income	321,218

Balance, December 31, 2003	13,520,063

Net proceeds from offering	11,668,875
Deferred offering costs paid to Managing Member	(520,180)
Distributions to unitholders	(947,549)
Net income	365,574

Balance, December 31, 2004	$24,086,783

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$365,574	$321,218	$(93,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	227,453	115,063	16,333
Amortization of in-place lease value	118,911	—	—
Changes in operating assets and liabilities:
Other assets	(364,241)	(8,476)	(27,707)
Accounts payable and accrued liabilities	(4,560)	(11,865)	45,479
Real estate taxes payable	(26,403)	1,668	113,657
Tenant security deposits	(10,335)	63,007	82,622
Net cash provided by operating activities	306,399	480,615	136,588

INVESTING ACTIVITIES
Investments in real estate	(237,768)	(5,984,796)	(6,455,692)

FINANCING ACTIVITIES
Advances from Managing Member	59,839	—	57,041
Advances to Managing Member	—	(22,981)	(33,433)
Repayment of Managing Member advances	—	(111,059)	(211,088)
Net proceeds from offering	11,668,875	6,692,090	5,313,958
Deferred offering costs paid to Managing Member	(520,180)	(299,020)	(237,500)
Distributions to unitholders	(947,549)	(353,590)	—
Net cash provided by financing activities	10,260,985	5,905,440	4,888,978

Net increase (decrease) in cash	10,329,616	401,259	(1,430,126)

Cash and cash equivalents - beginning of year	1,464,206	1,062,947	2,493,073

Cash and cash equivalents - end of year	$11,793,822	$1,464,206	$1,062,947

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

2.                                      Reclassifications

In 2003 and 2002, the Managing Member funded distributions to the Fund’s unitholders totaling $174,103 and $200,357, respectively.  The statements of members’ capital and have been adjusted to reflect such payments as in substance capital contributions to the Fund by the Managing Member and distributions to the unitholders.  Additionally, amounts for interest income previously reported as revenues have been reclassified as other income and expense.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at December 31, 2004 is $135,294 related to tenant security deposits.  The Company places its cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies.  Approximately $11,500,000 in cash balances were in excess of Federal insurance limits as of December 31, 2004.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of December 31, 2003, the Fund has recorded $167,414 as an intangible asset attributable to the value of the leases in place as of the date of acquisition.  The unamoritzied portion of this asset was $48,503 at December 31, 2004.

Office Equipment and Leasing Commissions

Office equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, typically five years.  Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  Future leasing commission amortization amounts for 2005 and 2006 are $46,055 and $6,924, respectively.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases and amounts paid to tenants as tenant improvement allowances.  Rental receivables are periodically evaluated for collectibility.

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

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options.  SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005.  While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly basis (see “Note 2 - Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

4.                                      Investments in Real Estate

On September 27, 2002, the Fund acquired an existing multi-tenant business park known as Normandie Business Center, located in Torrance, California for an investment of $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of 48,711 (unaudited) leasable square feet.

On December 27, 2002, the Fund acquired an existing multi-tenant business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for an investment of $2,553,996.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 (unaudited) leasable square feet.

On December 10, 2003, the Fund acquired an existing multi-tenant park known as Arrow Business Center located in Irwindale, California for an investment of $5,910,579.  The property consists of three single-story buildings containing a total of 69,592 (unaudited) leasable square feet.

The future minimum lease payments to be received under existing operating leases as of December 31, 2004 are as follows:

Years ending December 31,
2005	$778,640
2006	478,349
2007	237,181
2008	34,546
2009	19,485

$1,548,201

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

5.                                      Deferred Offering Costs Advanced by Managing Member

Deferred offering costs incurred by the Managing Member for the years ended December 31, 2004 and  2003 are as follows:

Deferred Offering Costs

Balance, December 31, 2002	$463,614
Costs incurred	430,934
Costs paid	(299,020)

Balance, December 31, 2003	595,528

Costs incurred	368,342
Costs paid	(520,180)

Balance, December 31, 2004	$443,690

Specific incremental costs in connection with the offering of membership units are incurred by the Managing Member.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.  At December 31, 2004, the Managing Member has incurred $443,690 of unrecovered offering costs.

6.                                      Related Party Transactions

In order to fund its initial operating costs, the Fund received, from its Managing Member, cumulative unsecured advances and related interest totaling $476,227, which were fully repaid by December 31, 2003.  No such amounts were outstanding at December 31, 2004.

Through December 31, 2004, the Managing Member made capital contributions to the Fund in the amount of $484,439, which is inclusive of the in substance capital contribution discussed below.

During the years ended December 31, 2003 and 2002, the Managing Member, at its sole discretion, funded $174,103 and $200,357, respectively to the Fund’s unitholders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.  These amounts totaling $374,460 have been credited to the Managing Member’s Capital Account as an in substance capital contributions (Note 2) and charged to the distributions to unitholders.  The Fund is not required to make distributions to its members, and accordingly, there is no guarantee that the Managing Member will subsidize such distributions in the future.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross

proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.    During the years ended December 31, 2004 and 2003, the total fees, compensation and reimbursements were $1,373,278 and $784,927, respectively.

The Fund is to reimburse the Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the years ended December 31, 2004, 2003 and 2002, the Fund reimbursed $520,180, $299,020 and $237,500, respectively, of these costs to the Managing Member.

During 2003 and 2002, the Fund paid the Managing Member $8,716 and $6,954, respectively,  in property management fees.  No property management fees were charged to the Fund in 2004 by the Managing Member.

7.                                      Quarterly Financial Data (unaudited)

	Three Months Ended
2004	March 31,	June 30,	September 30,	December 31,
Revenues	$301,503	$338,545	$337,979	$307,153
Net income allocable to unitholders
as reported	78,160	56,627	163,876	N/A
as restated	78,160	55,052	142,211	53,594
Basic and diluted income allocable to unitholders per unit
as reported	2.25	1.40	3.55	N/A
as restated	2.25	1.36	3.08	0.99
Basic and diluted weighted average units outstanding	34,813	40,399	46,143	53,893

	Three Months Ended
2003	March 31,	June 30,	September 30,	December 31,
Revenues	$224,171	$245,644	$205,004	$212,871
Net income allocable to unitholders	77,365	112,577	68,939	30,215
Basic and diluted income allocable to unitholders per unit	4.04	4.97	2.70	1.02
Basic and diluted weighted average units outstanding	19,135	22,650	25,521	29,717

8.  SUBSEQUENT EVENT

On January 25, 2005, the Fund purchased an existing multi-tenant industrial park known as Zenith Drive Centre from an independent third party.  Zenith Drive Centre is a single-story, three building property built in 1978 of approximately 38,088 (unaudited) square feet of leasable space on approximately 2.54 (unaudited) acres of land.  The acquisition price was $5,200,000 plus approximately

$44,000 of closing costs which equates to approximately $138 per square foot of leasable space.  We purchased this property for all cash, without debt financing.  At December 31, 2004, the Fund had placed $250,000 in escrow related to this potential purchase.

On February 15, 2005 the Managing Member contributed $200,980 of capital to subsidize the quarterly distribution to unitholders paid on that date.  The Fund will not repay this contribution to the Managing Member.

On March 16, 2005, the Fund entered into an agreement to purchase an existing multi-tenant industrial park.  The property purchase did not close by the originally scheduled closing date.  We have not presented information concerning this property because we have not determined that there is a reasonable probability that we will acquire this property.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

		Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition		Gross Amount Invested						Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrance	Land	Building and Improvements	Improvements	Carry Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Normandie Business Center Torrance, CA	—	$1,783,075	$2,118,621	$79,794	—	$1,783,075	$2,198,415	$3,981,490	$132,718	1988	9/27/2002	39 years

Sky Harbor Business Park Chicago, IL	—	418,855	2,135,141	49,288	—	418,855	2,184,429	2,603,284	120,508	1976	12/27/2002	39 years

Arrow Business Center Irwindale ,CA	—	2,337,470	3,405,695	182,903	—	2,337,470	3,588,598	5,926,068	89,471	1987	12/10/2003	39 years
Totals	—	$4,539,400	$7,659,457	$311,985	—	$4,539,400	$7,971,442	$12,510,842	$342,697

	Cost	Accumulated Depreciation

Balance at December 31, 2001	$—	$—

2002 Additions	$6,455,692	$15,868

Balance at December 31, 2002	$6,455,692	$15,868

2003 Additions	$5,817,382	$112,806

Balance at December 31, 2003	$12,273,074	$128,674

2004 Additions	$237,768	$214,023

Balance at December 31, 2004	$12,510,842	$342,697