Form 10-Q
period 2005-03-31
CORNERSTONE REALTY FUND LLC
filed 2005-05-16
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐                     TRANSITION REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004

Condensed Statements of Operations for the Three Months ended
March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

Condensed Statement of Members’ Capital for the Three Months ended
March 31, 2005 (unaudited)

Condensed Statements of Cash Flows for the Three Months ended
March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

Notes to Condensed Financial Statements (unaudited)

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2005	December 31, 2004(A)
	(unaudited)
Assets
Cash and cash equivalents	$11,329,101	$11,793,822

Investments in real estate
Land	5,447,490	4,539,400
Buildings and improvements, less accumulated depreciation of $417,697 in 2005 and $342,697 in 2004	11,226,651	7,628,745
Intangible lease value, less accumulated amortization of $10,478 in 2005	539,522	—
Intangible asset — in place leases, less accumulated amortization of $163,793 in 2005 and $118,911 in 2004	127,797	48,503
	17,341,460	12,216,648
Other assets
Escrow deposit and other costs	160,415	275,052
Tenant and other receivables	58,692	31,876
Prepaid insurance	27,583	30,737
Leasing commissions, less accumulated amortization of $24,432 in 2005 and $15,282 in 2004	59,791	47,477

Total assets	$28,977,042	$24,395,612

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$274,369	$173,535
Tenant security deposits	184,598	135,294
Total liabilities	458,967	308,829

Members’ capital (100,000 units authorized, 69,408 units issued and outstanding in 2005 and 59,097 units issued and outstanding in 2004)	28,518,075	24,086,783
Total liabilities and members’ capital	$28,977,042	$24,395,612

(A)    Derived from the audited financial statements as of December 31, 2004.

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Revenues
Rental revenues	$417,215	$301,792
Amortization of in-place leases	(44,882)	(37,552)
Tenant reimbursements and other income	60,735	37,263
	433,068	301,503

Expenses
Property operating and maintenance	94,421	70,659
Property taxes	80,105	59,292
General and administrative	34,765	33,539
Depreciation and amortization	94,628	51,511
	303,919	215,001

Interest, dividends, and other income	32,650	343

Net income	$161,799	$86,845

Net income allocable to managing member	$16,180	$8,685

Net income allocable to unitholders	$145,619	$78,160

Per unit amounts:
Basic and diluted income allocable to unitholders	$2.29	$2.25

Basic and diluted weighted average units outstanding	63,617	34,813

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2004	$24,086,783

Net proceeds from offering	4,614,172
Contribution from managing member	200,980
Distributions to unitholders	(339,439)
Deferred offering costs repaid to managing member	(206,220)
Net income	161,799

Balance, March 31, 2005	$28,518,075

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

OPERATING ACTIVITIES
Net Income	$161,799	$86,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,510	89,063
Changes in operating assets and liabilities:
Other assets	69,511	(28,030)
Accounts payable, accrued liabilities and security deposits	150,138	26,452

Net cash provided by operating activities	520,958	174,330

INVESTING ACTIVITIES
Additional investment in real estate	(5,255,172)	(23,853)

Net cash used in investing activities	(5,255,172)	(23,853)

FINANCING ACTIVITIES
Net proceeds from offering	4,614,172	2,005,033
Contribution from managing member	200,980	—
Distributions to members	(339,439)	(187,370)
Deferred offering costs repaid to managing member	(206,220)	(89,640)

Net cash provided by financing activities	4,269,493	1,728,023

Net (decrease) increase in cash and cash equivalents	(464,721)	1,878,500

Cash and cash equivalents at beginning of period	11,793,822	1,464,206

Cash and cash equivalents at end of period	$11,329,101	$3,342,706

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.  As of May 9, 2005, the Fund has issued  74,150 units to unitholders for gross offering proceeds of $37,075,000.

The unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004.

The interim condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing money market investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at March 31, 2005 is $184,598 related to tenant security deposits.  The Fund places its cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies.  Approximately $11,000,000 in cash balances was in excess of Federal insurance limits as of March 31, 2005.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements, which improve or extend the useful lives of the buildings, are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.  Tenant improvements are depreciated over the shorter of the useful asset life or the related lease term.

The Fund evaluates the carrying value for investments in real estate for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of March 31 2005, the Fund has recorded $291,590 as an intangible asset attributable to the value of the leases in place as of the date of acquisition.  Amortization as of March 31, 2005 was $163,793.

 Leasing Commissions

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

On January 25, 2005, the Fund acquired an existing multi-tenant business park in Glenview, Illinois known as Zenith Drive Centre from an independent third party.  Zenith Drive Centre is a single story three building property built in 1978 of approximately 38,088 (unaudited) square feet on approximately 2.54 (unaudited) acres of land.  The acquisition price was $5,200,000 plus $43,732 of closing costs.

Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.  Management separately valued these leases and the resulting amounts are included in intangible lease value.  The value of these leases is amortized over the remaining respective terms.

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.

4.             Related Party Transactions

The Managing Member incurs specific incremental costs in connection with the offering of membership units.  Reimbursement of such offering costs is limited to 4% of the gross proceeds of the related offerings.  Offering costs incurred by the Managing Member in excess of the 4% limitation are deferred, and will be reimbursed from future offering proceeds.  Any offering costs incurred by the Managing Member that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member, with an offsetting expense recognized in the Fund’s statement of operations.

Unrecovered offering costs incurred by the Managing Member for the three months ending March 31, 2005 are as follows:

Balance, December 31, 2004	$443,690
Costs incurred	45,354
Costs paid	(206,220)
Balance, March 31, 2005	$282,824

Currently the Fund is distributing a 5% annual return paid quarterly.  During the three months ended March 31 2005, the Managing Member funded $200,980 to subsidize the Fund’s distributions to the unitholders.  This funding by the Managing Member will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units. During the three months ended March 31, 2005 and 2004, the total fees, compensation and reimbursements were $541,328 and $235,620, respectively.

5.      Subsequent Event

On April 28, 2005, the Fund purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story two building property of approximately 30,157 square feet of leasable space on approximately 1.66 acres of land in Paramount, California.  The acquisition price was $3,100,000 plus approximately $55,000 of closing costs (which are not fully determined as of the date of this report), which equates to approximately $105 per square foot of leasable space.  As of March 31, 2005, the Fund had deposited $150,000 in escrow, which was non-refundable except for certain seller defaults.  The Fund purchased this property for all cash, without debt financing.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of March 31, 2005, the Fund has recorded $291,590 as an intangible asset attributable to the value of the leases in place as of the date of acquisition.  Amortization as of March 31, 2005 totaled $163,793.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Results of Operations

As of March 31, 2005, the Fund has purchased four multi-tenant industrial business park properties in two different major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in the latter parts of September 2002, December 2002, December 2003 and January 2005.  As a result of the dates of purchase, Fund operations for 2005 reflect the net income from four properties for two of the three months.  For the three months ended March 31, 2004, Fund operations reflect operations for three properties.

Three months ended March 31, 2005 and 2004

   The Fund’s net income for the three months ended March 31, 2005 and 2004 was $161,799 and $86,845, respectively.  Revenue increased from $301,503 to $433,068.  These increases primarily reflect the addition of Zenith Drive Centre, purchased in January 2005 and the rent increases from the other properties.  Property operating and maintenance expenses, and property taxes increased from $129,951 in 2004 to $174,526 in 2005 due to the addition of the new property.  Depreciation and amortization increased from $51,511 to $94,628 due to the purchase of Zenith Drive Centre.

Interest income increased to $32,650 for the three months ended March 31, 2005, from $343 for the same period in 2004.  The increase was primarily due to a significant increase in invested cash balances and the rise in short-term interest rates.

Liquidity and Capital Resources

As of March 31, 2005, the Fund has received $34,704,000 ($37,075,000 as of May 9, 2005) of gross proceeds from the sale of membership units, and $685,419 as a capital contribution from the Managing Member.  As of March 31, 2005, the Fund has $11,329,101 ($10,408,387 at May 9, 2005) in cash and cash equivalents.

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

The Managing Member has financed the Fund’s offering and organizational activities.  A portion of those costs have been reimbursed to the Managing Member at the rate of 4% of gross proceeds of the Fund’s unit sales pursuant to the prospectus for the offering.  The Fund will continue to incur organizational and offering expenses and the Managing Member, although not obligated, intends to continue providing advances for offering and organizational expenses until the sale of membership units is completed.  The Managing Member must raise funds through the sale of its own debt or equity securities to obtain the cash necessary to provide these advances.  There can be no assurance as to the amount or timing of the Managing Member’s receipt of funds.  The Fund will not reimburse the Managing Member for any amounts advanced by it for offering and organizational expenses, which exceed the amounts and percentages, set forth in the prospectus for the offering.  Any such expenses incurred by the Managing Member on behalf of the Fund that are not reimbursed by the Fund will be reflected as a capital contribution to the Fund by the Managing Member with an offsetting expense recognized in the Fund’s statement of operations.

Contractual Obligations

As of March 31, 2005, the Fund had a contractual commitment, subject to certain closing conditions, to purchase the Paramount Business Center for a purchase price of $3,100,000.  This transaction was completed on April 28, 2005.  There were no other significant contractual obligations or commercial commitments as of March 31, 2005, other than leases with the tenants that occupy our commercial buildings.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Fund invests its cash and cash equivalents in short term money market accounts, which, by their nature, are not subject to significant interest rate fluctuations.

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

While we are in the process of taking the foregoing steps and developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors.  As a result, we anticipate that additional changes will be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this  12th day of May 2005.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ GARY W. NIELSON
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)