Form 10-Q
period 2005-06-30
CORNERSTONE REALTY FUND LLC
filed 2005-08-12
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 4, 2005, the Fund had 96,518 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements

Cornerstone Realty Fund, LLC

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004(A)
	(unaudited)
ASSETS

Assets
Cash and cash equivalents	$15,514,957	$11,793,822

Investments in real estate
Land	6,547,490	4,539,400
Buildings and improvements, less accumulated depreciation of $509,621 in 2005 and $342,697 in 2004	13,106,715	7,628,745
Intangible lease value, less accumulated amortization of $20,956 in 2005	529,044	—
Intangible asset – in place leases, less accumulated amortization of $224,209 in 2005 and $118,911 in 2004	196,575	48,503
	20,379,824	12,216,648
Other assets
Escrow deposit and other costs	7,581	275,052
Tenant and other receivables	72,981	31,876
Prepaid insurance	23,274	30,737
Leasing commissions, less accumulated amortization of $29,618 in 2005 and $15,282 in 2004	82,903	47,477

Total assets	$36,081,520	$24,395,612

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$254,798	$173,535
Tenant security deposits	231,071	135,294
Total liabilities	485,869	308,829

Members’ capital (100,000 units authorized, 86,587 units issued and outstanding at 2005 and 59,097 units issued and outstanding at 2004)	35,595,651	24,086,783
Total liabilities and members’ capital	$36,081,520	$24,395,612

(A)           Derived from the audited financial statements as of December 31, 2004.

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Rental revenues	$505,780	$285,583	$922,995	$587,375
Amortization of in-place leases	(60,415)	(32,852)	(105,298)	(70,404)
Tenant reimbursements and other income	82,536	85,814	143,271	123,076
	527,901	338,545	960,968	640,047

Expenses
Property operating and maintenance	131,031	80,604	225,452	151,262
Property taxes	96,997	61,284	177,101	120,576
General and administrative	120,171	84,212	154,936	117,751
Depreciation and amortization	106,114	51,389	200,742	102,900
	454,313	277,489	758,231	492,489

Operating income	73,588	61,056	202,737	147,558

Interest, dividends and other income	48,300	1,863	80,950	2,206

Net income	$121,888	$62,919	$283,687	$149,764

Net income allocable to managing member	$12,189	$6,292	$28,369	$14,976

Net income allocable to unitholders	$109,699	$56,627	$255,318	$134,788

Per unit amounts:
Basic and diluted income allocable to unitholders	$1.45	$1.40	$3.66	$3.58

Basic and diluted weighted average units outstanding	75,745	40,399	69,714	37,606

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2004	$24,086,783

Net proceeds from offering	12,289,145
Contribution from managing member	216,711
Distributions to unitholders	(731,635)
Deferred offering costs repaid to managing member	(549,040)
Net income	283,687

Balance, June 30, 2005	$35,595,651

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

OPERATING ACTIVITIES
Net income	$283,687	$149,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,039	173,304
Changes in operating assets and liabilities:
Other assets	184,067	(58,981)
Accounts payable, accrued liabilities and security deposits	177,040	(7,468)

Net cash provided by operating activities	950,833	256,619

INVESTING ACTIVITIES
Real estate additions	(8,454,879)	(126,731)

Net cash used in investing activities	(8,454,879)	(126,731)

FINANCING ACTIVITIES
Advances from managing member	216,711	—
Net proceeds from offering	12,289,145	4,527,670
Distributions to members	(731,635)	(404,873)
Deferred offering costs repaid to managing member	(549,040)	(202,540)

Net cash provided by financing activities	11,225,181	3,920,257

Net increase in cash	3,721,135	4,050,145

Cash and cash equivalents at beginning of period	11,793,822	1,464,206

Cash and cash equivalents at end of period	$15,514,957	$5,514,351

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  The Fund currently is issuing and selling in a public offering equity interests (“units”) in the Fund, and is admitting the new unitholders as members of the Fund.  As of August 4, 2005, the Fund has issued 96,518 units to unitholders for gross offering proceeds of $48,244,900.

The interim unaudited condensed financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004.

The interim unaudited condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at June 30, 2005 is $231,071 related to tenant security deposits.  The Fund places its cash with major financial institutions.  Approximately $14.9 million in cash balances was in excess of federally insured limits as of June 30, 2005.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of either 10 or 39 years.  Tenant improvements are depreciated over the shorter of the useful asset life or the related lease term.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of June 30, 2005, the Fund has recorded $420,784, as an intangible asset attributable to the value of the leases in place as of the date of acquisition. Accumulated amortization was $224,209 as of June 30, 2005. As of June 30, 2005, the Fund has recorded $550,000 as an intangible asset attributable to the current value of billboard and cell site leases as of the date of acquisition. Accumulated amortization was $20,956 as of June 30, 2005.

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

On January 25, 2005, the Fund acquired an existing multi-tenant business park in Glenview, Illinois known as Zenith Drive Centre from an independent third party for an investment of $5,243,732.  Zenith Drive Centre is a single-story three building property built in 1978 of approximately 38,088 square feet on approximately 2.54 acres of land.

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

On April 28, 2005, the Fund purchased an existing multi-tenant industrial park known as Paramount Business Center for an investment of $3,143,733. Paramount Business Center is a single-story two building property of approximately 30,157 square feet on approximately 1.66 acres of land located in Paramount, California.

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

Unrecovered offering costs incurred by the Managing Member for the six months ending June 30, 2005 are as follows:

Balance, December 31, 2004	$443,690
Costs incurred	348,330
Costs paid	(549,040)

Balance, June 30, 2005	$242,980

Currently the Fund is distributing a 5% annual return paid quarterly.  During the six months ended June 30, 2005, the Managing Member funded $216,711 to subsidize the Fund’s distributions of $731,635 to the unitholders.  This funding by the Managing Member will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units. During the six months ended June 30, 2005 and 2004, the total fees, compensation and reimbursements were $1,441,755 and $535,483, respectively.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Fund’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that Fund properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet the Fund’s cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of either 10 or 39 years.  Tenant improvements are depreciated over the shorter of the useful asset life or the related lease term.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of June 30, 2005, the Fund has recorded $420,784, as an intangible asset attributable to the value of the leases in place as of the date of acquisition. Accumulated amortization was $224,209 as of June 30, 2005.  As of June 30, 2005, the Fund has recorded $550,000 as an intangible asset attributable to the current value of billboard and cell site leases as of the date of acquisition. Accumulated amortization was $20,956 as of June 30, 2005.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Results of Operations

As of June 30, 2005, the Fund has purchased five multi-tenant industrial business park properties in two major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in September 2002, December 2002, December 2003, January 2005, and April 2005. As a result of the dates of purchase, Fund operations for 2004 reflect the net income from only three properties for all six months of the prior period.

For the three months ended June 30, 2005, Fund operations reflect operations for the five properties purchased for all three months except for the property that was recently purchased in April 2005.  The results of operations for this property are included from the acquisition date of April 28, 2005.

For the six months ended June 30, 2005, Fund operations reflect operations for the four properties purchased prior to April 1, 2005 for all three months except for the property that was purchased in January 2005.  The results of operations for this property are included from the acquisition date of January 25, 2005.

Three months ended June 30, 2005 and 2004

The Fund’s net income for the three months ended June 30, 2005 and 2004 was $121,888 and $62,919, respectively.  Revenue increased from $338,545 to $527,901.  This increase primarily reflects the additions of Zenith Centre Drive and Paramount Business Center.  Property operating and maintenance expenses, and property taxes increased from $141,888 in 2004 to $228,028 in 2005 due to the addition of the aforementioned two properties. Depreciation and amortization increased from $51,389 to $106,114 due to the addition of properties.  General and administrative costs increased from $84,212 to $120,171.  The majority of this increase is attributable to the additional accounting effort related to the Sarbanes-Oxley Act of 2002.  Most of these costs are considered recurring as the Fund will be performing a formal assessment of its internal control structure in preparation for an audit of internal control over financial reporting for the year ended December 31, 2006.

Interest and other income increased to $48,300 for the three months ended June 30, 2005 from $1,863 for the same period in 2004.  The increase was primarily due to a significant increase in invested cash balances and the rise in short-term interest rates.

Six months ended June 30, 2005 and 2004

The Fund’s net income for the six months ended June 30, 2005 and 2004 was $283,687 and $149,764, respectively.  Revenue increased from $640,047 to $960,968. This increase primarily reflects the additions of Zenith Center Drive and Paramount Business Park.  Property operating and maintenance expenses, and property taxes increased from $271,838 in 2004 to $402,553 in 2005 due to the addition of the aforementioned two properties.  Depreciation and amortization increased from $102,900 to $200,742 due to the addition of properties.  General and administrative costs increased from $117,751 to $154,936.  The majority of this increase is attributable to the additional accounting effort related to the Sarbanes-Oxley Act of 2002.  Most of these costs are considered recurring as the Fund will be performing a formal assessment of its internal control structure in preparation for an audit of internal control over financial reporting for the year ended December 31, 2006.

Interest and other income increased to $80,950 for the six months ended June 30, 2005 from $2,206 for the same period in 2004.  The increase was primarily due to a significant increase in invested cash balances and the rise in short-term interest rates.

Liquidity and Capital Resources

As of June 30, 2005, the Fund has received $43,279,400 ($48,244,900 as of August 4, 2005) of gross proceeds from the sale of membership units, and $701,150 as a capital contribution from the Managing Member.  As of June 30, 2005, the Fund has $15.5 million ($19.8 at August 4, 2005) in cash and cash equivalents.

The Fund intends to continue offering membership units for sale and use the existing cash balance and net proceeds from the sale of units for the acquisition of additional multi-tenant industrial business park properties, capital improvements to the properties, and for operating expenses and reserves.

The Fund expects to meet its short-term liquidity requirements from net cash generated by operations exclusive of any expected distributions.

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

Contractual Obligations

As of June 30, 2005, the Fund had no significant contractual obligations or commercial commitments, other than its operating leases with tenants in its commercial properties.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

The Fund invests its cash and cash equivalents in FDIC insured savings and money market accounts which, by their nature, are subject to interest rate fluctuations.

Item 4.                     Controls and Procedures

Since March 2005, the Company has hired additional accounting personnel and believes that due to the increased number of personnel and the implementation of several new procedures, that the previously identified material weaknesses have been substantially mitigated to a lower risk level.  The Fund has not undergone an audit of its internal control over financial reporting as it is not an accelerated filer, however, expects to undergo an examination for the year ended December 31, 2006, or the expected due date of compliance with the Sarbanes-Oxley Act of 2002.

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of the Managing Member of the Fund, have reviewed the effectiveness of the Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2005.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC its Managing Member

	By:	CORNERSTONE VENTURES, INC. its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ GARY W. NIELSON
Gary W. Nielson,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)