Form 10-Q
period 2005-09-30
CORNERSTONE REALTY FUND LLC
filed 2005-11-14
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).
☐  YES ☒  NO

As of November 4, 2005, the Fund had 100,000 units of membership interest issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004

Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

Condensed Statements of Members’ Capital for the Nine Months ended September 30, 2005 (unaudited)

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

Notes to Condensed Financial Statements (unaudited)

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004(A)
	(unaudited)
ASSETS
Assets
Cash and cash equivalents	$13,850,580	$11,793,822

Investments in real estate
Land	8,297,490	4,539,400
Buildings and improvements, less accumulated depreciation of $609,984 in 2005 and $342,697 in 2004	18,363,541	7,628,745
Intangible lease value, less accumulated amortization of $31,434 in 2005	518,566	—
Intangible asset – in place leases, less accumulated amortization of $277,189 in 2005 and $118,911 in 2004	643,660	48,503
	27,823,257	12,216,648
Other assets
Escrow deposit and other costs	8,004	275,052
Tenant and other receivables	174,543	31,876
Prepaid insurance	13,061	30,737
Leasing commissions, less accumulated amortization of $38,975 in 2005 and $15,282 in 2004	89,052	47,477

Total assets	$41,958,497	$24,395,612

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$475,482	$173,535
Tenant security deposits	240,028	135,294
Total liabilities	715,510	308,829

Members’ capital (100,000 units authorized, 100,000 units issued and outstanding at 2005 and 59,097 units issued and outstanding at 2004)	41,242,987	24,086,783
Total liabilities and members’ capital	$41,958,497	$24,395,612

(A)  Derived from the audited financial statements as of December 31, 2004.

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Rental revenues	$522,740	$316,985	$1,445,735	$904,360
Amortization of in-place leases	(52,980)	(25,553)	(158,278)	(95,957)
Tenant reimbursements and other income	64,980	46,547	208,251	169,623
	534,740	337,979	1,495,708	978,026

Expenses
Property operating and maintenance	124,583	55,423	350,035	206,685
Property taxes	88,624	30,331	265,725	150,907
General and administrative	94,101	24,220	249,037	141,971
Depreciation and amortization	121,672	53,888	322,414	156,788
	428,980	163,862	1,187,211	656,351

Operating income	105,760	174,117	308,497	321,675

Interest, dividends and other Income	92,170	7,968	173,120	10,174

Net income	$197,930	$182,085	$481,617	$331,849

Net income allocable to managing member	$19,793	$18,209	$48,162	$33,185

Net income allocable to unitholders	$178,137	$163,876	$433,455	$298,664

Per unit amounts:
Basic and diluted income allocable to unitholders	$1.84	$3.55	$5.50	$7.37

Basic and diluted weighted average units outstanding	96,609	46,143	78,778	40,532

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2004	$24,086,783

Net proceeds from offering	18,286,508
Contribution from managing member	412,035
Distributions to unit holders	(1,204,376)
Deferred offering costs repaid to managing member	(819,580)
Net income	481,617

Balance, September 30, 2005	$41,242,987

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

OPERATING ACTIVITIES
Net income	$481,617	$331,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480,692	252,745
Changes in operating assets and liabilities:
Other assets	76,789	(31,034)
Accounts payable, accrued liabilities and security deposits	406,682	(15,694)

Net cash provided by operating activities	1,445,780	537,866

INVESTING ACTIVITIES
Real estate additions	(16,063,609)	(181,030)

Net cash used in investing activities	(16,063,609)	(181,030)

FINANCING ACTIVITIES
Advances from managing member	412,035	—
Net proceeds from offering	18,286,508	7,025,230
Distributions to members	(1,204,376)	(656,930)
Deferred offering costs repaid to managing member	(819,580)	(315,660)

Net cash provided by financing activities	16,674,587	6,052,640

Net increase in cash	2,056,758	6,409,476

Cash and cash equivalents at beginning of period	11,793,822	1,464,206

Cash and cash equivalents at end of period	$13,850,580	$7,873,682

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unitholders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.  On August 18, 2005, the Fund completed its public offering equity interests (“units”) in the Fund.  As of that date, the Fund had issued 100,000 units to unitholders for gross offering proceeds of $50,000,000, before discounts of $19,780.

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

The interim unaudited condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

All allocations and distributions to the unitholders are to be pro rata in proportion to their ownership shares.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at September 30, 2005 is $240,028 related to tenant security deposits.  The Fund places its cash with major financial institutions.  Approximately $13.2 million in cash balances was in excess of federally insured limits as of September 30, 2005.

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

The Fund accounts for its acquisitions in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  As of September 30, 2005, the Fund has recorded $920,849, as an intangible asset attributable to the value of the leases in place as of the date of acquisition. Accumulated amortization was $277,189 as of September 30, 2005.  As of September 30, 2005, the Fund has recorded $550,000 as an intangible asset attributable to the current value of billboard and cell site leases as of the date of acquisition.  Accumulated amortization was $31,434 as of September 30, 2005.

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

3.                                      Investments in Real Estate

On September 27, 2002, the Fund acquired an existing multi-tenant industrial business park known as Normandie Business Center, located in Torrance, California for $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of 48,711 leasable square feet.

On December 27, 2002, the Fund acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for $2,553,996.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 leasable square feet.

On December 10, 2003, the Fund acquired an existing multi-tenant industrial park known as Arrow Business Center located in Irwindale, California for $5,910,579.  The property consists of three single-story buildings containing a total of 69,592 leasable square feet.

On January 25, 2005, the Fund acquired an existing multi-tenant business park in Glenview, Illinois known as Zenith Drive Centre for $5,243,732.  Zenith Drive Centre is a single-story three building property built in 1978 of approximately 38,088 square feet on approximately 2.54 acres of land.

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

On April 28, 2005, the Fund purchased an existing multi-tenant industrial park known as Paramount Business Center for $3,143,733.  Paramount Business Center is a single-story two building property of approximately 30,157 square feet on approximately 1.66 acres of land located in Paramount, California.

On September 30, 2005, the Fund purchased a multi-tenant industrial park in Tempe, Arizona, near the Phoenix airport, for $7,584,772 from an independent third party seller.  This property consists of four buildings totaling 83,205 square feet of leaseable space situated on approximately 5.02 acres of land.  At acquisition, the property was 82% leased, excluding approximately 14,727 square feet leased back to the seller for a period of up to six months.

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

Unrecovered offering costs incurred by the Managing Member for the nine months ending September 30, 2005 are as follows:

Balance, December 31, 2004	$443,690
Costs incurred	380,210
Costs paid	(819,580)

Balance, September 30, 2005	$4,320

Currently the Fund is distributing a 5% annual return paid quarterly.  During the nine months ended September 30, 2005, the Managing Member funded $412,035 to subsidize the Fund’s distributions of $1,204,376 to the unit holders.  This funding by the Managing Member will not be reimbursed to the Managing Member by the Fund.

The Managing Member and/or its affiliates are entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units. During the nine months ended September 30, 2005 and 2004, the total fees, compensation and reimbursements were $2,164,993 and $832,442, respectively.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of

September 30, 2005, the Fund has recorded $920,849, as an intangible asset attributable to the value of the leases in place as of the date of acquisition. Accumulated amortization was $277,189 as of September 30, 2005.  As of September 30, 2005, the Fund has recorded $550,000 as an intangible asset attributable to the current value of billboard and cell site leases as of the date of acquisition.  Accumulated amortization was $31,434 as of September 30, 2005.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, the Fund does not have any off-balance sheet financing arrangements or liabilities.  The Fund does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Results of Operations

As of September 30, 2005, the Fund had purchased six multi-tenant industrial business park properties in three major metropolitan areas.  The properties were purchased from the proceeds from the sale of membership units, without debt financing. The properties were purchased in September 2002, December 2002, December 2003, and January, April and September 2005. As a result of the dates of purchase, Fund operations for 2004 reflect the net income from only three properties for all nine months of the prior period.

For the three months ended September 30, 2005, operating results reflect operations for the five properties owned for the three months.  Operating results for the third quarter of 2005 does not include any results for the property that was purchased on September 30, 2005. The results of operations for this property are immaterial for both the three and nine month periods ending September 30, 2005.

For the nine months ended September 30, 2005, Fund operations reflect operations for nine months for the three properties purchased in prior years, plus operating results of eight and five months respectively for the properties purchased in January and April 2005.

Three months ended September 30, 2005 and 2004

The Fund’s net income for the three months ended September 30, 2005 and 2004 was $197,930 and $182,085, respectively.  Revenue increased from $337,979 to $534,740.  These increases primarily reflect the additions of Zenith Centre Drive and Paramount Business Center in 2005.  Property operating and maintenance expenses, and property taxes increased from $85,754 in 2004 to $213,207 in 2005 due to the addition of the aforementioned two properties. Depreciation and amortization increased from $53,888 to $121,672 due to the addition of properties.  General and administrative costs increased from $24,220 to $94,101. Increased costs associated with investor services, professional fees and additional accounting effort, due to the growth in the size of the Fund, account for the majority of the increase.

Interest and other income increased to $92,170 for the three months ended September 30, 2005 from $7,968 for the same period in 2004.  The increase was primarily due to a significant increase in invested cash balances and the rise in short-term interest rates.

Nine months ended September 30, 2005 and 2004

The Fund’s net income for the nine months ended September 30, 2005 and 2004 was $481,617 and $331,849, respectively.  Revenue increased from $978,026 to $1,495,708. This increase primarily reflects the additions of Zenith Center Drive and Paramount Business Park.  Property operating and maintenance expenses, and property taxes increased from $357,592 in 2004 to $615,760 in 2005 due to the addition of the aforementioned two properties.  Depreciation and amortization increased from $156,788 to $322,414 due to the addition of properties.  General and administrative costs increased from $141,971 to $249,037.  Increased costs associated with investor services, professional fees and additional accounting effort, due to the growth in the size of the Fund, account for the majority of the increase.

Interest and other income increased to $173,120 for the nine months ended September 30, 2005 from $10,174 for the same period in 2004.  The increase was primarily due to a significant increase in invested cash balances and the rise in short-term interest rates.

Liquidity and Capital Resources

As of September 30, 2005, the Fund had received $50,000,000 of gross proceeds, before discounts of $19,780, from the sale of membership units, and $896,474 as a capital contribution from the Managing Member.  As of September 30, 2005, the Fund has $13.9 million ($13.6 at November 4, 2005) in cash and cash equivalents.

Although the equity offering of the Fund is now complete, the Fund intends to use the existing cash balance for the acquisition of additional multi-tenant industrial business park properties, capital improvements to the properties, and for operating expenses and reserves.

The Fund expects to meet its short-term liquidity requirements from net cash generated by operations, which we believe will be adequate to meet operating costs of the properties and the Fund, and allow for cash distributions to the unitholders. However, because offering proceeds are not yet fully invested, current net cash generated by operations is not expected to be sufficient to fund distributions to unitholders at the historical distribution rate of 5%.

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

Contractual Obligations

As of September 30, 2005, the Fund had no significant contractual obligations or commercial commitments, other than its operating leases with tenants in its commercial properties.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

The Fund invests its cash and cash equivalents in FDIC insured savings and money market accounts, which, by their nature, are subject to interest rate fluctuations.

Item 4.                                   Controls and Procedures

Since March 2005, the Fund has hired additional accounting personnel and believes that due to the increased number of personnel and the implementation of several new procedures, that the previously identified material weaknesses have been substantially mitigated.  However, during their most recent review, the Funds’s auditors reported several continuing significant control deficiencies. The Fund believes these significant deficiencies are the result of staff turnover, necessitating the use of interim personnel. The Fund expects its accounting group to be fully staffed by year end, facilitating the correction of the recently noted deficiencies. The Fund has not undergone an audit of its internal control over financial reporting as it is not an accelerated filer, however, expects to undergo an examination for the year ended December 31, 2007, or the further extended due date of compliance with the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of November 2005.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)