Form 10-K
period 2005-12-31
CORNERSTONE REALTY FUND LLC
filed 2006-03-29
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)
☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:  333-76609

CORNERSTONE REALTY FUND, LLC

(Exact name of the registrant as specified in its charter)

California	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 Main Street, Suite 400, Irvine, California 92614

(Address of Principal Executive Offices)

949-852-1007

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Units of limited liability company interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☒

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $43,291,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) based upon the price at which the units of membership interest were sold.

Documents incorporated by reference.  None.

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1a of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General Development of Business

Cornerstone Realty Fund, LLC is a California limited liability company that invests in multi-tenant business parks catering to small business tenants.  We purchase existing, leased properties located in major metropolitan areas in the United States on an all cash basis without debt financing.  We have purchased six properties as of the date of this report.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (CIP), a California limited liability company.  CIP is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 7, 2001, we commenced a public offering of units of our membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933.  On August 18, 2005, we completed our public offering of these units.  As of that date, we had issued 100,000 units to unitholders for gross offering proceeds of $50,000,000, before discounts of $39,780.

Narrative Description of Business

We are a real estate fund that seeks positive return on investment through the acquisition, management and sale of multi-tenant industrial business parks.  We have purchased and operate a diversified portfolio of existing, leased multi-tenant industrial business parks catering to the small business tenant.  Our managing member believes that investment opportunities in multi-tenant industrial business parks are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge and experience in a specific geographic area.

The properties we acquire cater to the small business tenant and have lease terms averaging one to three years.  During economic conditions when rental rates are rising rapidly, these relatively short-term leases should allow us to increase rental income at a faster rate than properties with longer-term leases. This occurs at times when the annual rental rate increases provided for in existing leases are less than the actual level of growth in market rents.

We purchase properties located in major metropolitan areas in the United States.  We emphasize the acquisition of properties in geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings.  We attempt to acquire our properties in the highest demand locations.  Of the six properties that we own, three are located in the Los Angeles area, two are located in the Chicago area and our most recent acquisition in September 2005 is located in the Phoenix area.

We acquire properties that currently exist and generate income from rental operations.  We will not develop new properties or acquire raw land.

We attempt to acquire properties at prices below what our managing member estimates to be the new development cost of a similar property located within the same competitive geographic area.  In stabilized market areas with high tenant demand, a tenant with an expiring lease may not be able to find a competitive space to rent.  In high tenant demand locations, rental rates and property values should eventually increase to the levels necessary to justify the construction of competitive properties.  The increase in rental rates and property values is expected to occur to balance out the high levels of tenant demand for space as compared to the restricted amounts of available space for a tenant to choose from.  If this occurs, we could experience financial gain as a result of having purchased properties at prices below their new development cost.

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

One of the most attractive features of multi-tenant business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants.  A multi-tenant business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant business parks can accommodate this growth with a tenant’s expansion into multiple units.  In difficult economic times, a tenant’s space requirements often contract, and tenants who previously outgrew their space in a multi-tenant business park may move back.  Accordingly multi-tenant industrial parks space is in demand in both growing and declining economies.

Lease terms generally range from month-to-month to five years.  The average lease term is two to three years.  Leasing activity is typically diversified, with smaller-sized tenants.  Leases for properties that we purchase usually contain stipulated rent escalation provisions when market conditions allow.

The Small Business Opportunity

For the last sixteen years, Cornerstone Ventures, Inc. and its affiliates have achieved success by focusing on the needs of small business tenants.  Cornerstone Ventures, Inc.  focuses on what the small business tenant wants in terms of functional, well-designed space in a superior location. Cornerstone Ventures, Inc. believes that it knows how to differentiate between tenant spaces and projects that should maintain their demand over the long term versus those that might ultimately lag in performance.

Investment Strategy

Cornerstone Ventures, Inc. specializes in and has substantial operating experience investing in and operating multi-tenant business parks.  Cornerstone Ventures, Inc. offers in-depth real estate expertise through an experienced team of industry professionals with extensive understanding of industrial real estate.

We pursue a strategy of purchasing properties in major industrial markets with considerable tenant demand.  We acquire properties in areas with strong tenant demand and a large base of existing industrial properties, a high population of small business tenants and substantial competitive barriers to entry.

Our strategy is to purchase multi-tenant business parks at prices below replacement cost.  Such opportunities may exist where rental rates at properties configured for the small business tenant are below the levels necessary to justify the development of new projects.  With market rents at such levels, we may be able to purchase a property at a price below the levels needed to justify development of competitive properties.

Properties serving the needs of the small industrial business tenant are operating at or near capacity in many markets, and rental rates in these markets are expected to rise to the point where development of new space is justified.  Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets.  Our investment strategy is to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and increasing market value.

We expect to achieve diversification by purchasing multi-tenant business parks serving the small business tenant in high tenant demand markets nationwide.  The number of properties that we purchase will depend upon the size and location of the properties we purchase.  The maximum dollar amount that we will invest in any single property is $10,000,000.  As of March 15, 2006, we have purchased six properties for an aggregate investment of approximately $28.3 million.  We expect to acquire one to two additional properties.  This estimate is subject to variations based on the purchase price of each property.

Property Features

Land:  Lot sizes for the properties we purchase generally range from approximately 4 to 25 acres depending upon the number of buildings and building sizes.  Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project.  Sites are zoned for industrial, commercial and/or office uses depending on local governmental regulations.  The location of each property to be purchased is considered carefully and we focus on purchasing what we consider to be prime properties in prime locations.

Buildings:  The actual buildings contained in any project are generally rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods.  Building sizes generally range from 5,000 to 200,000 square feet divided into leasable unit sizes ranging from 500 square feet to 30,000 square feet.  We generally look for the following building features:

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

We evaluate a property’s physical condition and, if capital improvements are necessary, we incorporate this into the acquisition analysis for the property.

Property Selection

Our managing member has experienced staff engaged in the selection and evaluation of properties that we acquire.  The acquisition process is performed by our managing member with no acquisition fees payable by us to our managing member.  All property acquisitions are evaluated by our managing member based upon its experience in the area of multi-tenant business parks and our investment objectives and supported by an appraisal prepared by a competent independent appraiser.

We purchase properties based on the decision of our managing member after an examination and evaluation of some or all of the following:

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

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  Our managing member performs the following asset management services for us:

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

Although most real estate operating companies charge a separate fee for asset management services, our managing member does not charge us a separate fee for such services.

Property Management Services

Our managing member is responsible for providing or obtaining property management services for our properties and is responsible for overseeing all day-to-day operations for each property, including the following:

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

•                  Periodically inspect tenant spaces for lease compliance; and

•                  Respond to tenant inquiries.

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant business parks are management intensive.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  Our managing member believes that a very high level of property management service and strict property maintenance standards maximizes the value of each property.  Our managing member may subcontract property management services with either an affiliate or third party property management organization.  Currently, our properties are managed under subcontracts with CB Richard Ellis, Inc., Essex Realty Management, Inc. and Mercury Investments, Inc.

Competition

We experience competition from other buyers when acquiring properties.  We also experience competition for tenants from owners and managers of competing projects which may include our managing member and its affiliates.  As a result, we may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on our results of operations.  At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Employees and Consultants

We have no direct employees.  Employees of Cornerstone Ventures, Inc., an affiliate of our managing member, performs a full range of real estate services including property acquisition, leasing, property management, accounting, asset management and investor relations for us.  Our managing member may also engage consultants to provide these services when our managing member deems this to be in our best interest.  See Item 13 – “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to our managing member and its affiliates for these services.

ITEM 1A.  RISK FACTORS

In addition to other matters we identify or describe from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.  Some of these important factors, but not necessarily all important factors, are discussed below.

We may not generate sufficient cash for distributions.  If the rental revenues from the properties we acquire do not exceed our operational expenses, we will not be able to make cash distributions until such time as we sell a property.

Our managing member, its affiliates, and its officers also have management responsibilities to other entities.  Cornerstone Ventures, Inc. may have conflicts of interests in allocating management time between us and other entities.  These other entities will purchase, operate and sell the same type of properties, which we purchase, own and operate.  Our managing member, which is operated by Cornerstone Ventures, Inc., may have conflicts of interest in determining which entity will acquire a particular property.  A conflict could also arise in deciding whether or not to sell a property since the interest of our managing member and the interests of our unitholders may differ as a result of their financial and tax position and the compensation to which our managing member or affiliates may be entitled to receive upon the sale of a property.

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

We may experience uninsured losses on our properties.  We intend to maintain commercial general liability insurance and property damage insurance on our properties.  We believe this insurance will be adequate to cover most risks.  We may not obtain earthquake insurance on our properties due to the lack of available and affordable earthquake insurance.  If one of our properties sustains damage as a result of an earthquake, we may incur substantial losses and lose our investment in the property.  If we, as a property owner, incur any liability that is not fully covered by insurance, we would be liable for such amounts.

We may be subject to environmental liabilities.  Various federal and state environmental laws and regulations to investigate and clean up hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property may require an owner or operator of real estate.  The presence of contamination or the failure to remedy contamination will adversely affect the owner’s ability to sell or lease real estate.  The owner or operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination.

We obtain satisfactory Phase I environmental assessments on each property we purchase.  A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination.  A Phase I assessment includes only non-invasive testing.  Where indicated, we may also obtain a Phase II assessment of the property.  A Phase II assessment involves further exploration and may include soils testing, lead paint testing or asbestos testing.  Our managing member may determine that a Phase I or Phase II environmental assessment is satisfactory even if an environmental problem exists and has not been resolved at the time we purchase the property.  This could happen if the seller has agreed in writing to pay for any costs we incur or if the Managing Member determines that the problem is minor or can be easily remediated by us at a reasonable cost.  It is possible that a seller will not be able to pay the costs we incur or that our managing member may underestimate the cost of remediation.  It is also possible that all environmental liabilities will not be identified or that a prior owner, operator or current occupant has created an environmental condition which we do not know about.  There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground storage tanks or groundwater contamination.

We will not seek any rulings from the Internal Revenue Service regarding any tax issues.  We are relying on opinions of our legal counsel.  The opinions are based upon representations and assumptions and conditioned upon the existence of specified facts.  The opinions are not binding on the IRS or the courts.

If we lose our “partnership” status we would be taxed as a corporation.   Our legal counsel has advised us that we will be treated as a “partnership” for federal income tax purposes and that we will not be treated as an association taxable as a corporation, subject to the publicly traded partnership rules.  The application of “publicly traded partnership” rules to us will be based upon future facts.  The IRS may determine that we will be treated as a “publicly traded partnership” if our units of membership interests are publicly traded or frequently transferred.  We have included provisions in our operating agreement designed to avoid this result. If we were to be reclassified as an association taxable as a corporation or classified as a publicly traded partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes.  All items of our income, gain, loss, deduction, and credit would be reflected only on our tax returns and would not be passed through to our unitholders.  If we were treated as a corporation, distributions to our unitholders would be ordinary dividend income to the extent of our earnings and profits, and the payment of such dividends would not be deductible by us.

The IRS may challenge our allocations of income, gain, loss, and deduction.  The operating agreement provides for the allocation of income, gain, loss and deduction among the unitholders.  The rules regarding partnership allocations are complex.  It is possible that the IRS could successfully challenge the allocations in the operating agreement and reallocate items of income, gain, loss or deduction in a manner that reduces benefits or increases income allocable our investors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our managing member provides us with office space for our operations without charge.

As of the date of this report, we own six properties:  Normandie Business Center in Torrance, California; Sky Harbor Business Park in Northbrook, Illinois; Arrow Business Center in Irwindale, California; Zenith Business Centre in Glenview, Illinois; Paramount Business Center in Paramount, California, and Interstate Commerce Center in Tempe, Arizona.   Following is a description of these properties :

Normandie Business Center, Torrance, CA

On September 27, 2002, we purchased an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,711 leaseable square feet.  Our total acquisition cost was $3,901,696.  As of December 31, 2005, this property was 95% leased to 27 tenants whose spaces range in size from 1,200 to 3,358 square feet.  We purchased this property for all cash, without debt financing.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is one of the largest and most active industrial submarkets in Los Angeles County near the ports of Los Angeles and Long Beach.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2001	89%
2002	93%
2003	95%
2004	91%
2005	95%

The property was built in 1989 and is currently in good physical condition.  We intend to make modest repairs and improvements to this property over the next few years.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2005:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2006	13	22,623	241,829	46.44%	49.61%
2007	9	13,665	144,967	28.05%	29.74%
2008	4	8,823	88,044	18.11%	18.06%
2009	1	1,200	12,580	2.47%	2.59%
2010	—	—	—	—	—
	27	46,311	487,420	95.07%	100.00%

Sky Harbor Business Park, Northbrook, Illinois

On December 27, 2002, we purchased an existing multi-tenant business park known as the Sky Harbor Business Park, a single-story building built in 1976 consisting of approximately 41,422 square feet of leasable space on approximately 2.145 acres of land.  Our total acquisition cost was $2,553,996.  As of December 31, 2005, the property was 61% leased to 4 tenants whose spaces range in size from approximately 5,016 to 9,197 square feet.  Subsequent to December 31, 2005 and effective April 1, 2006, one of the existing tenants renewed its existing lease and expanded into an additional 7,710 of adjacent previously vacant space.  Active leasing for the remaining 8,254 square feet of vacant space is continuing.  We purchased this property for all cash, without debt financing.

The property is located in the Chicago area, specifically in the Northern Cook County Industrial sub-market in the Village of Northbrook, Illinois.

The property’s historical average occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2001	100%
2002	100%
2003	86%
2004	57%
2005	61%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2005:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2006	—	—	—	—	—
2007	3	20,458	165,654	49.39%	80.35%
2008	1	5,000	40,500	12.07%	19.65%
2009	—	—	—	—	—
2010	—	—	—	—	—
	4	25,458	206,154	61.46%	100.00%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 consisting of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land.  Our total acquisition cost was $5,910,579.  As of December 31, 2005, the property was 95% leased to 39 tenants whose spaces range in size from approximately 800 square feet to over 4,800 square feet. We purchased this property for all cash, without debt financing.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2001	94%
2002	95%
2003	97%
2004	91%
2005	95%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2005:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2006	21	31,130	283,744	44.73%	45.73%
2007	13	20,286	192,091	29.15%	30.96%
2008	2	3,760	35,990	5.40%	5.80%
2009	1	2,160	28,848	3.10%	4.65%
2010	2	8,896	79,795	12.79%	12.86%
	39	66,232	620,468	95.17%	100.00%

Zenith Drive Centre, Glenview, Illinois

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre.  Zenith Drive Centre is a single-story, three building property built in 1978 consisting of approximately 37,900 square feet of leasable space on approximately 2.54 acres of land.  Our total acquisition cost was $5,327,256. As of December 31, 2005, the property was 69% leased to 23 tenants whose spaces range in size from approximately 325 square feet to 6,000 square feet. Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.   We purchased this property for all cash, without debt financing.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2001	95%
2002	97%
2003	98%
2004	100%
2005	69%

The industrial park’s tenants operate varying business, including light manufacturing and distribution, light assembly, warehousing and service office that encompasses a wide variety of businesses.

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2006	21	25,039	375,907	66.06%	95.21%
2007	1	678	10,200	1.78%	2.58%
2008	1	350	8,712	0.92%	2.21%
2009	—	—	—	—	—
2010	—	—	—	—	—
	23	26,067	394,819	68.76%	100.00%

(1)      Although a majority of the leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically tenants renew on a one year basis.  Existing leases at the property generally include annual rental increases ranging between 3% and 7%.  The table excludes the billboard and cell site leases.

Clear Channel Communications leases a portion of the land parcel for the purpose of maintaining and displaying a billboard sign.  Annual rent is $40,000 paid annually in advance.  The initial term of this lease expires in 2008.  Successive five-year extensions run until 2038.

Cingular Wireless leases a portion of the land parcel for the purpose of maintaining and operating a cell-site.  This lease expires in 2028.  Monthly rent is currently $1,801 per month.

Paramount Business Center, Paramount, California

 On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story two building property built in 1985 consisting of approximately 30,157 square feet on approximately 1.66 acres of land.  Our total acquisition cost was $3,149,410. As of December 31, 2005, the property was 93% leased to nine tenants whose spaces range in size from 2,159 square feet to 4,336 square feet. The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2001	98%
2002	98%
2003	100%
2004	100%
2005	93%

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2006	5	14,458	125,583	47.94%	50.53%
2007	1	4,336	39,800	14.38%	16.01%
2008	2	7,216	62,928	23.93%	25.32%
2009	—	—	—	—	—
2010	1	2,159	20,208	7.16%	8.14%
	9	28,169	248,519	93.41%	100.00%

Interstate Commerce Center, Tempe, Arizona

On September 30, 2005, we purchased a multi-tenant industrial park built in 1987 in Tempe, Arizona, near the Phoenix airport.  This property consists of four buildings totaling 83,205 square feet of leasable space situated on approximately 5.02 acres of land.  Our total acquisition cost was $7,518,714.  At acquisition, the property was 82% leased, excluding approximately 14,703 square feet leased back to the seller for a period of up to six months. As of December 31, 2005, the property was 82% leased to 3 tenants whose spaces range in size from 8,372 square feet to 40,200 square feet.  The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2001	N/A
2002	85%
2003	75%
2004	82%
2005	82%

One tenant, whose lease expires in 2009, represents 61% of the current base rent and 48% of the total property leasable area. The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2006	1	8,372	60,278	10.06%	11.87%
2007	—	—	—	—	—
2008	—	—	—	—	—
2009	1	40,200	308,700	48.31%	60.80%
2010	1	19,930	138,720	23.96%	27.33%
	3	68,502	507,698	82.33%	100.00%

ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which we or our assets are subject.  In addition, no such material proceedings are known to be contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of our members.

PART II

ITEM 5.  MARKET FOR MEMBERSHIP INTERESTS AND RELATED MEMBER MATTERS

There is no established public trading market for our units of membership interests and it is not anticipated that a public trading market for the units will develop.  Under our operating agreement, our managing member has the right to refuse to permit the transfer of units in its reasonable discretion.

As of March 15, 2006, we had sold 100,000 units of membership interest to 1,448 investors for a total investment of $50,000,000.  On August 18, 2005, we completed our public offering of units.  The sale of the units of membership interest was made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

Any of the funds raised in our public offering that have not been invested in properties within one year of the completion of the offering will be distributed to our unit holders.

Holders of our units are entitled to receive 90% of cash from operations each year until investors receive a specified cumulative, non-compounded annual return, then 50% of cash from operations.  A 12% cumulative non-compounded annual return applies to specified early investors for the 12-month period subsequent to the date of their capital contributions and is in lieu of the 8% return during that period.  Otherwise, investors are entitled to receive 90% of cash flow from operation until they receive an 8% non-compounded annual return.  Holders of our units receive 100% of net proceeds from property sales until they have received the return of their capital contributions, then 90% of net proceeds from property sales until they have received an overall 8% non-compounded annual return, taking into account all prior distributions, and thereafter 50% of net proceeds from property sales.

As of December 31, 2005, we have distributed a total of $3,575,451 to our investors, of which $3,493,412 was paid to unitholders and $82,039 was paid to our managing member.  Of the amount paid to unitholders, $786,495 was paid directly from funds of our managing member. We contemplate making distributions quarterly but distributions may be made more or less frequently.

On February 15, 2006, we distributed an additional $629,888 to unitholders.

We do not have any equity compensation plans and no units of membership interests are issuable under any individual compensation arrangement.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

	Years Ended December 31,
	2005	2004	2003	2002	2001

Revenues	$2,131,135	$1,285,180	$887,690	$131,335	$8,319
Net Income (Loss)	$628,275	$365,574	$321,218	$(93,796)	$(144,985)
Net Income (Loss) allocable to unitholders	$565,447	$329,017	$289,096	$(84,416)	$(130,486)
Net Income (Loss) per unit allocable to unitholders	$6.72	$7.50	$11.92	$(7.27)	$(21.32)
Cash distributions per unit to public unitholders	$21.55	$21.61	$21.76	$17.24	$0.80

Balance Sheet Data

	Years Ended December 31,
	2005	2004	2003	2002	2001

Total assets	$41,505,561	$24,395,612	$13,870,190	$7,567,741	$2,497,368
Total liabilities (all current)	$744,486	$308,829	$350,127	$408,376	$320,665

The comparability of the information set forth above is materially affected by our public offering and sale of membership interests, beginning in August 2001 and completed in August of 2005, and by our acquisition of a property in each of September and December 2002, December 2003, January, April and September 2005.  See Item 2 entitled “Description of Properties”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the our audited financial statements and notes thereto as well as the Section ”Description of Properties” contained elsewhere in this report.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates in the near term.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases. Rental receivables are periodically evaluated for collectibility.

Investments in Real Estate

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require us to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  At December 31, 2005, the unamortized balance of this intangible asset was $561,165.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified after June 29, 2005.  For general partners in all other limited partnerships, this consensus would be effective no later that the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company does not expect EITF 04-05 to have a significant impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

At the end of 2004, we owned three properties, all which were operated for the entire year of 2004.  During 2005, we purchased three additional properties.  These new properties were added in January, April and September of 2005.  These acquisitions do account for most of the variation in 2005.

Rental revenues and tenant reimbursements increased by $845,955 from $1,285,180 in 2004 to $2,131,135 in 2005.  Approximately $800,000 of this increase is attributable to the three properties acquired in 2005, with the remaining increase coming from rental increases from properties owned in 2004.  The 2005 increases in property operating and maintenance expenses, property taxes and, depreciation and amortization were primarily due to the additional properties.  ..

General the administrative expenses increased from $238,515 to $414,294 in 2005.  Audit and accounting fees increased due to additional procedures and compliance reviews related to the new properties.  The 2005 expenses also include costs associated with due diligence on two properties not ultimately purchased by us.  We also incurred approximately $12,000 in California limited liability company income taxes in 2005 not previously assessed.

Depreciation and amortization expense increased from $227,454 to $456,308 in 2005 as a result of the increase in properties.

Interest, dividends and other income increased from $39,095 in 2004 to $290,841 in 2005.  This increase is attributable to both the increase in the interest rate paid on our money market and short-term investments and the increase in the amount of funds invested over 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

As of December 31, 2004, we owned three properties. The properties were purchased in September 2002, December 2002 and December 2003. Accordingly, our operations for 2003 reflect the operations of two properties for a full year, while our 2004 operations reflect a full year of operations for all three properties.

Our net income for 2004 was $365,574 compared to $321,218 for 2003.  The primary reason for the increase in 2004 was a full year of operation for the property acquired in late 2003.

Rental revenues and tenant reimbursements increased from $887,690 in 2003 to $1,285,180 in 2004, while property operating and maintenance expenses, including property taxes and depreciation, increased from $413,146 in 2003 to $720,186 in 2004.  Interest income from money market investments increased from $25,542 in 2003 to $39,095 in 2004 due to the additional cash balances invested in interest bearing money market accounts.

Our general and administrative expenses increased from $174,875 in 2003 to $238,515 in 2004, primarily due to additional legal and accounting fees related to the restatement of prior year financial statements.  Interest expense on costs incurred by our managing member reflect the reduction of the amount we owed to our managing member in 2004.

Liquidity and Capital Resources

As of March 15, 2006, we had $13,040,172 in cash and cash equivalents.  We intend to use these funds to invest in additional multi-tenant business park properties and capital improvements to the properties, and to provide operating reserves.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the company, and allow for cash distributions to our unitholders.

Our offering and organizational activities have been financed by our managing member.  These costs have been fully reimbursed to our managing member at the rate of 4% of gross proceeds of our unit sales pursuant to the prospectus for the offering.

In addition, our managing member funded $412,035 and $174,103 for the years ended December 31, 2005, and 2003, respectively, to our unitholders related to a 5% annual return on their capital contribution.  Such amounts will not be reimbursed by us to our managing member and have been reflected in the total capital contribution of our managing member disclosed above.

Contractual Obligations

As of December 31, 2005, we had no significant contractual obligations or commercial commitments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash and cash equivalents in FDIC insured savings accounts, which, by their nature, are not subject to interest rate fluctuations.  At times, cash balances may be in excess of amounts insured by Federal agencies.  Approximately $12,938,420 in cash balances were in excess of Federal insurance limits as of December 31, 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, related notes and supplemental Schedule III are contained on pages F-1 to F-14 of this report.  The index to such items is included in Item 15(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of our managing member, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Cornerstone Industrial Properties, LLC is a California limited liability company, which was initially organized for the purpose of being our managing member. It is expected that our managing member will also act as the managing member of other funds in the future.  Our managing member is also a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of our managing member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of our managing member and provides many of the services necessary for our managing member to fulfill its responsibilities to us.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of March 15, 2006, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our managing member and has sole voting control with respect to our operations.

Board of Directors

Terry G. Roussel, age 52, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of our managing member of the Fund.  Mr. Roussel is also the President, Chief Executive Officer and a Director of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC, and the majority shareholder, a director and an officer of Pacific Cornerstone Capital, Inc.  Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

As managing partner of the above-described funds and joint ventures, Cornerstone Ventures, Inc. and its affiliates were responsible for the acquisition, operation, leasing, and disposition of all jointly owned properties between Koll and Cornerstone.  In connection with acquiring properties for the account of these joint ventures, Mr. Roussel personally supervised the acquisition of each property, initiated and directed the business plan for each property, and arranged debt and equity financing the acquisition of each property.

In addition to his real estate experience, Mr. Roussel gained valuable financial services industry experience earlier in his career.  In 1985, Mr. Roussel started the Special Investments Group, a new division within Bank of America’s Capital Markets Group, which provided real estate investment opportunities to the bank’s wealthiest private banking clients.  Between 1980 and 1985, Mr. Roussel was employed by Bateman Eichler, Hill Richards, Inc., a regional securities firm headquartered in Los Angeles, California.  In this capacity, Mr. Roussel was promoted to First Vice President and Manager of the partnership finance department where he was responsible for the due diligence and marketing of all publicly registered and real estate funds offered by the firm.

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

Alfred J. Pizzurro, age 50, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a shareholder, director and officer of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering that closed in August of 2005.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

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

Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Advisory Committee

 On March 28, 2006, Cornerstone Ventures, Inc., the manager of our managing member, formed an informal Advisory Committee.  The purpose of the Advisory Committee is to act as a resource to the board of directors and senior management of Cornerstone Ventures, Inc. in evaluating strategic and significant business issues presented to it by the board of directors and officers of Cornerstone Ventures, Inc., to research and consider alternative solutions available to Cornerstone Ventures, Inc. and to report the results of its deliberations to the board of directors.  On March 28, 2006, Timothy C. Collins, Joseph H. Holland and Robert C. Peterson resigned as directors of Cornerstone Ventures, Inc. and Timothy C. Collins, Joseph H. Holland and Robert E. Witt were appointed as members of its informal Advisory Committee.  Robert C. Peterson will continue as Chief Investment Officer of Cornerstone Ventures, Inc.  Following is information about the members of the Advisory Committee.

Joseph H. Holland, age 49, is currently the Managing Member of Uptown Partners, LLC, a real estate group developing market-rate, multi-family housing in New York City.  He is also of counsel with the law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area.  Mr. Holland is Director, New York State Urban Development Corporation, gubernatorial appointee since 2000, Director, Municipal Assistance Corporation of the City of New York, gubernatorial appointee since 1998 and a Member, Board of Trustees, Cornell University since 1998.

Mr. Holland is the former Commissioner of the New York State Division of Housing and Community Renewal. In this capacity, Mr. Holland headed the New York State Agency with more than two thousand employees. Mr. Holland was responsible for administering programs in the areas of community development, supervision of State-assisted housing developments and rent regulation in New York City and other municipalities. Mr. Holland held this position between 1995 and 1996.  Between 1985 and 1987, Mr. Holland was Chief Counsel for the New York Standing Committee on Housing and Community Development.  Mr. Holland is the 1991 recipient of the Volunteer Action Award, presented by President George Bush and the 1991 Entrepreneur of the Year Award, presented by then New York Mayor David Dinkins.

Mr. Holland is a 1982 Graduate of Harvard Law School. Mr. Holland received his Bachelor of Arts Degree from Cornell University in 1978 and his Master of Arts Degree from Cornell University in 1979 where his fields of concentration were U.S. Diplomatic History and African-American History.

Timothy C. Collins, age 58, has been Founder and Principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

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

Robert E. Witt, age 72, is the President of Witt Management Group which provides business consulting services. Mr. Witt was most recently Managing Director, Foreign Investments of Roth Capital Partners, LLC, a noted investment banking firm located in Newport Beach, California.  Prior to joining Roth Capital Partners in 1999, Mr. Witt was Chairman & CEO of South Coast Financial Securities, a full service investment firm that he founded in 1992.

Prior to founding South Coast Financial Securities, Mr. Witt was President and CEO of American Capital Marketing, a nationally recognized leader in asset management with over $15 billion in mutual funds.

Previously, Mr. Witt enjoyed a distinguished, twenty-seven year career with E.F. Hutton Group, Inc., where he was Executive Vice President and also served on its Board of Directors.  As the senior officer in charge of E.F. Hutton’s Global Retail Group, Mr. Witt was responsible for all sales and training, financial product development and marketing for the firm.  In addition, he supervised the firm’s nine regions, 440 offices and 6,200 registered representatives worldwide.

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

The Audit Committee

For the year ended December 31, 2005, the Audit Committee of Cornerstone Ventures, Inc. consisted of Timothy C. Collins and Robert E. Witt, each of whom is considered independent under applicable securities laws.  The Audit Committee determined that Mr. Collins meets the criteria of an “audit committee financial expert” as that term is defined in the SEC rules.  The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.  Effective March 28, 2006, Cornerstone Ventures, Inc. formed a Financial Oversight Committee which will perform the functions previously performed by the Audit Committee.

Financial Oversight Committee

We do not have a board of directors or an audit committee.  Accordingly, as the managing member of the our manager, Cornerstone Ventures, Inc. has established a Financial Oversight Committee consisting of Terry G. Roussel, as the Principal Executive Officer and Sharon C. Kaiser, as the Principal Financial Officer of Cornerstone Ventures, Inc.  The Financial Oversight Committee will serve the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of the our independent registered public accountant, and establishing and enforcing our Code of Ethics.  However, since we and the managing member do not have an audit committee and the Financial Oversight Committee is not independent of us or the managing member, we do not have an “audit committee financial expert.”

Management of the Managing Member

Our managing member is managed by Cornerstone Ventures, Inc.  Our managing member is owned by Cornerstone Ventures, Inc. and various investors none of whom have any voting rights or control with respect to the operations of our managing member.

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.   Additional officers of Cornerstone Ventures, Inc. are:

Sharon C. Kaiser has served as the Chief Financial Officer of Cornerstone Ventures, Inc. since October 2005.  Ms. Kaiser joined Cornerstone in July 2005 as Chief Financial Officer of Cornerstone Core Properties REIT,

Inc. and its advisor, Cornerstone Realty Advisors, LLC.  Ms. Kaiser is responsible for finance and accounting, MIS, human resources and administrative functions.

Prior to joining Cornerstone, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc., Westfield is one of the largest REITs in the world with approximately $9 billion in assets and the American subsidiary of one of the largest listed retail REITs in the world with $25 billion of assets under management.

From 1999 to 2002, Ms. Kaiser served as Chief Financial Officer of The StayWell Company, a subsidiary of Vivendi Universal, and from 1995 to 1999, she served as Chief Financial Officer and Senior Vice President of HemaCare Corporation, a publicly traded biomedical company.  Her responsibilities included financial accounting and reporting, information technology, investor relations and human resources, as well as strategic planning and acquisition due diligence and integration.

Before joining HemaCare Corporation, Ms. Kaiser served as the Chief Financial Officer of a publicly traded (AMEX) REIT sponsored by the Koll Company.  Earlier she spent eight years with Arthur Andersen and Co.

Ms. Kaiser holds a Bachelor of Science in Business Administration from the University of Southern California and has been and Certified Public Accountant since 1981.

Dominic J. Petrucci, age 42, joined Cornerstone Ventures, Inc. in 2002 and has been Chief Operating Officer since 2004.  Mr. Petrucci is responsible for overseeing all operations and implementing strategic growth for the company.  During his tenure at Cornerstone, he led Cornerstone’s real estate acquisition and operations and served as head of sales and marketing operations.  Mr. Petrucci is also the Chief Operating Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC.

Prior to joining Cornerstone in 2002, Mr. Petrucci served since 1998 as Division President of Koll Development Company.  In this capacity he managed the commercial real estate development activities for a 2.8 million square foot portfolio.  Mr. Petrucci’s responsibilities included business development, divisional oversight of operations and administration, and participation on Koll Development Company’s Executive Committee and Investment Committee.

Mr. Petrucci was a Vice President for Kitchell Development Company and Kitchell Corporation from 1996 to 1998.  As Vice President for Kitchell Development Company, he oversaw Kitchell’s real estate development operations throughout the western United States.  As Vice President – Finance for Kitchell Corporation, Mr. Petrucci provided total financial oversight of their domestic and international construction activities and managed the property management, financial services, human resources, and risk management departments for Kitchell ($300 million annual revenues).

From 1990 until early 1996 Mr. Petrucci worked with the Koll organization in various capacities.  He was Chief Financial Officer and Corporate Secretary for Koll Construction, Vice President – Finance for Koll International, and Group Controller for Koll Development.  In his capacities with Kitchell and Koll, Mr. Petrucci was involved in the origination and restructuring of nearly $1 billion in debt and equity investments in addition to participation in the marketing and selling of nearly $300 million of property.

Mr. Petrucci began his career in the real estate group at KPMG Peat Marwick in Los Angeles where he earned a Certified Public Accountant designation.  Mr. Petrucci earned his Bachelor of Science degree in commerce, with an accounting major from Rider University in Lawrenceville, New Jersey.

Robert C. Peterson, age 46, has served as Chief Investment Officer of Cornerstone Ventures, Inc. since 2004.  Mr. Peterson has been involved with Cornerstone related entities since Cornerstone’s joint venture began in 1993.  Mr. Peterson is also the Chief Investment Officer of Cornerstone Core Properties REIT, Inc. and the Chief Investment Officer of its advisor, Cornerstone Realty Advisors, LLC. Mr. Peterson was previously Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $5 billion of commercial real estate on behalf of many of the largest private and public institutional investors in the United States. In his capacity, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the western half of the United States for KBS.  Mr. Peterson was with KBS since its inception in 1992 until 2003.

From 1990 to 1992, he was an officer of Koll Management Services, Inc. (“Koll”), one of the largest managers and operators of commercial real estate in the United States.  Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone Ventures, Inc. in 1993 and the second joint venture between Koll and Cornerstone Ventures, Inc. in 1995.

Mr. Peterson has 24 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

Mr. Peterson earned a Certified Public Accountant (CPA) designation and is a Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California.  Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

Compensation

We will reimburse our managing member for its direct expenses in administering our business and pay our managing member compensation for its services as provided in the operating agreement.  Our managing member will also receive a percentage of net cash flow from operations and net sales proceeds.  We will not pay our managing member any other compensation for its services as managing member.  See “Management Compensation.”

Services Performed by Others

Our managing member and its affiliates outsource certain functions and intend to continue hiring independent persons and companies to provide services to us as called for by the operating agreement or which, in the opinion of our managing member, would be in our best interests.  We will pay the cost of all such services unless those services are to be provided by our managing member.

Dealer Manager Management

The dealer manager for our public offering of units, which concluded in August 2005, was Pacific Cornerstone Capital, Inc., an affiliate of our managing member and a member of the National Association of Securities Dealers, Inc.  The officers of the dealer manager were responsible for marketing of our units of membership interests to the broker dealers.

Alfred J. Pizzurro joined Cornerstone in April 1998 and is a Senior Vice President of the dealer manager.  Mr. Pizzurro focuses on new business development and institutional investors.  Mr. Pizzurro holds NASD Series 24, 7 and 63 licenses.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our managers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”).  Managers and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Fund with copies of all Section 16(a) forms they file.

During the period from January 1, 2005 through December 31, 2005, there were no Section 16(a) filings required.

Code of Business Conduct and Ethics

Cornerstone Ventures, Inc. has adopted a Code of Business Conduct and Ethics that applies to all of its officers and directors.  We have filed the Code of Business Conduct and Ethics as an exhibit to this report.

ITEM 11. COMPENSATION OF OUR MANAGING MEMBER AND AFFILIATES

The following table summarizes the compensation, fees and reimbursements paid to our managing member and affiliates during the year ended December 31, 2005.

	Capacity in which Served-
Entity	Form of Compensation	Cash Compensation

Cornerstone Industrial Properties, LLC	Managing member - Reimbursement of organization and offering costs	$819,580

Pacific Cornerstone Capital, Inc.	Dealer manager - Selling commissions	$2,135,823	(1)

(1)          This amount includes all selling commissions paid on units sold in 2005.  A substantial portion was paid out to other broker/dealers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no units of membership interest owned by our managing member as of December 31, 2005.  There are five units of membership interest owned by Terry G. Roussel as of December 31, 2005.

No arrangements exist which would, upon implementation, result in a change in control of the company.

We do not have any equity compensation plans and did not have any such plan as of December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation and Fees to be paid to our Managing Member and its Affiliates

Following is a summary of the compensation and fees paid and to be paid by us to our managing member and its affiliates in connection with the formation and operation of the company.

Type of Compensation and Recipient	Method of Compensation	Amount

ORGANIZATION AND OFFERING STAGE

Selling commissions payable to the dealer manager and participating brokers	Up to 7% of all offering proceeds. (Commissions were 9% of offering proceeds on the first $3,000,000 raised in our offering)	$3,541,000

Marketing support fee payable to the dealer manager and participating brokers	Up to 2.0% of offering proceeds	$1,000,000

Reimbursement of non-accountable expenses payable to the dealer manager and participating brokers	Up to 1% of offering proceeds	$500,000

Due diligence expense allowance fee payable to the dealer manager and participating brokers	Up to 0.5% of offering proceeds	$250,000

Type of Compensation and Recipient	Method of Compensation	Amount

Reimbursement to Managing Member and its affiliates for organizational and offering expenses	Reimbursement of actual expenses and costs to a maximum of 4% of offering proceeds	$2,000,000

ACQUISITION STAGE

Acquisition fees payable to the Managing Member and its affiliates	None	None

Reimbursement to our managing member and its affiliates for acquisition expenses incurred in the acquisition of properties including non-refundable option payments on property not acquired, surveys, appraisals, title insurance and escrow fees, legal and accounting fees and expenses, architectural and engineering reports, environmental and asbestos audits, travel and communication expenses and other related expenses

	Reimbursement of actual expenses and costs	Not determinable at this time

OPERATIONAL STAGE

Fund administration supervisory fee payable to our managing member	None	None

Fixed asset management fee payable to our managing member	None	None

Property management fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	Not determinable at this time

Property refurbishment supervision fee payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	Not determinable at this time

Leasing commissions payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties

Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years

Not determinable at this time

Incentive share of net cash flow from operations payable to our managing member

10% of net cash flow from operations each year until unitholders have received distributions equal to an 8% per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations

Not determinable at this time

Reimbursement of actual cost of goods, materials and other services supplied to the Fund by our managing member	Reimbursement of actual expenses and costs	Not determinable at this time

Type of Compensation and Recipient	Method of Compensation	Amount

LIQUIDATION STAGE

Property disposition fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties. Our managing member will not be given an exclusive right to sell our properties

	Property disposition fees in an amount equal to 6% of the contract sales price of the property	Not determinable at this time

Incentive share of net sales proceeds payable to our managing member

After the unitholders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unitholders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales

Not determinable at this time

Costs Incurred by Related Parties

As of December 31, 2005, we have repaid our managing member for all of the deferred offering costs incurred by our managing member on our behalf.  These costs were repaid at the rate of 4% of the amount of capital raised from unitholders.  During calendar 2005, we repaid $819,580 of deferred offering costs to our managing member.  In addition, our managing member, in its sole discretion, has funded $412,035 and $174,103 for the years ended December 31, 2005 and 2003, respectively, to our unitholders related to a 5% annual return on their capital contributions. Such amounts will not be reimbursed to our managing member by us and are accounted for as capital contributed by our managing member.  We are not obligated to make distributions to its members, and accordingly, there is no guarantee that our managing member will subsidize such distributions in the future.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP audited our financial statements for the years ended December 31, 2005 and 2004.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Fund by BDO Seidman, LLP for the years ending December 31, 2005 and 2004 were as follows:

Services Provided	2005	2004

Audit Fees	$96,859	$113,991
Audit Related Fees	32,075	14,551
Tax Fees	—	—
All Other Fees	4,500	—
Total	$133,434	$128,542

Audit Fees.    The aggregate fees billed for the years ended December 31, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.    The aggregate fees billed for the years ended December 31, 2005 and 2004 were for services provided for our property acquisitions and for acquisition-related audits.

Pre-Approval Policies and Procedures

The Financial Oversight Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Financial Oversight Committee pre-approves both the type of services to be provided by its auditor and the estimated fees related to these services.

During the approval process, the Financial Oversight Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations.

Throughout the year, the Financial Oversight Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP
Balance Sheets as of December 31, 2005 and 2004
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Statements of Members’ Capital for the Years Ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

(a) (2)	Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

(a) (3)	Exhibits

	3.1	Articles of Organization (incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999).

	3.2	Operating Agreement (incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, File No. 333-76609, filed June 14, 2000).

3.3

Amendment to Articles of Organization filed August 18, 1999 (incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 333-76609, filed February 4, 2000).

3.4

Amendment to Articles of Organization of the Fund filed January 26, 2000 (incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 333-76609, filed February 4, 2000).

	14.1	Code of Business Conduct and Ethics

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2006.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By	/s/SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following person on behalf of the registrant has signed this report below in the capacity as and on the date indicated.

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	March 29, 2006
Terry G. Roussel

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	March 29, 2006
Alfred J. Pizzurro

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Registered Public Accounting Firm

To the Members

Cornerstone Realty Fund, LLC

Irvine, California

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2005 and 2004, and the related statements of operations, members’ capital and cash flows for the years then ended.  In connection with our audits of the financial statements, we also have audited the 2005 and 2004 supplementary information included in Schedule III. These financial statements and financial statement schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California
March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Members

Cornerstone Realty Fund, LLC

We have audited the accompanying statements of operations, members’ capital and cash flows of Cornerstone Realty Fund, LLC, a California limited liability company, for the year ended December 31, 2003. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cornerstone Realty Fund, LLC for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Irvine, California	/s/ Ernst & Young LLP

March 16, 2004

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS

Assets
Cash and cash equivalents	$13,488,985	$11,793,822

Investments in real estate
Land	8,297,490	4,539,400
Buildings and improvements, less accumulated depreciation of $717,262 in 2005 and $342,697 in 2004	18,317,939	7,628,745
Intangible lease value, less accumulated amortization of $41,912 in 2005	508,088	—
Intangible asset – in-place leases, less accumulated amortization of $359,683 in 2005 and $118,911 in 2004	561,165	48,503

	27,684,682	12,216,648
Other assets
Escrow deposit and other costs	11,836	275,052
Tenant and other receivables	205,792	31,876
Prepaid insurance	14,371	30,737
Leasing commissions, less accumulated amortization of $55,113 in 2005 and $15,282 in 2004	99,895	47,477

Total assets	$41,505,561	$24,395,612

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$232,071	$84,613
Real estate taxes payable	273,030	88,922
Tenant security deposits	239,385	135,294
Total liabilities	744,486	308,829

Members’ capital (100,000 units authorized, 100,000 units issued and outstanding in 2005 and 59,097 units issued and outstanding in 2004)	40,761,075	24,086,783
Total liabilities and members’ capital	$41,505,561	$24,395,612

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003

Revenues
Rental revenues	$1,822,614	$1,080,123	$750,727
Tenant reimbursements	308,521	205,057	136,963

	2,131,135	1,285,180	887,690
Expenses
Property operating and maintenance	531,403	282,890	135,491
Property taxes	391,696	209,842	162,592
General and administrative expenses	414,294	238,515	174,875
Interest expense on reimbursable costs incurred by Managing Member	—	—	3,993
Depreciation and amortization	456,308	227,454	115,063
	1,793,701	958,701	592,014

Interest, dividends and other income	290,841	39,095	25,542

Net income	$628,275	$365,574	$321,218

Net income allocable to managing member	$62,828	$36,557	$32,122

Net income allocable to unit holders	$565,447	$329,017	$289,096

Per share amounts:
Basic and diluted income allocable to unit holders	$6.72	$7.50	$11.92
Basic and diluted weighted average units outstanding	84,127	43,857	24,256

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2002	$7,159,365

Net proceeds from offering	6,692,090
In substance capital contribution of Managing Member	174,103
Deferred offering costs paid to Managing Member	(299,020)
Distributions to unitholders	(527,693)
Net income	321,218

Balance, December 31, 2003	13,520,063

Net proceeds from offering	11,668,875
Deferred offering costs paid to Managing Member	(520,180)
Distributions to unitholders	(947,549)
Net income	365,574

Balance, December 31, 2004	24,086,783

Net proceeds from offering	18,266,507
Capital contributed by Managing Member	412,035
Deferred offering costs paid to Managing Member	(819,580)
Distributions to unitholders	(1,812,945)
Net income	628,275

Balance, December 31, 2005	$40,761,075

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES
Net income	$628,275	$365,574	$321,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456,308	227,453	115,063
Amortization of in-place lease value	240,772	118,911	—
Changes in operating assets and liabilities:
Other assets	13,417	(364,241)	(8,476)
Accounts payable and accrued liabilities	147,458	(4,560)	(11,865)
Real estate taxes payable	184,108	(26,403)	1,668
Tenant security deposits	104,091	(10,335)	63,007
Net cash provided by operating activities	1,774,429	306,399	480,615

INVESTING ACTIVITIES
Investments in real estate	(16,125,283)	(237,768)	(5,984,796)

FINANCING ACTIVITIES
Advances from Managing Member	—	59,839	—
Advances to Managing Member	—	—	(22,981)
Repayment of Managing Member advances	—	—	(111,059)
Net proceeds from offering	18,266,507	11,668,875	6,692,090
Capital contributed by Managing Member	412,035	—	174,103
Deferred offering costs paid to Managing Member	(819,580)	(520,180)	(299,020)
Distributions to unitholders	(1,812,945)	(947,549)	(527,693)
Net cash provided by financing activities	16,046,017	10,260,985	5,905,440

Net increase in cash	1,695,163	10,329,616	401,259

Cash and cash equivalents - beginning of year	11,793,822	1,464,206	1,062,947

Cash and cash equivalents - end of year	$13,488,985	$11,793,822	$1,464,206

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

Net Cash Flow from Operations, as defined, will be distributed 90% to the unitholders and 10% to the Managing Member until the unitholders have received a specified cumulative, non-compounded annual return on their Invested Capital Contributions, as defined. A 12% return applies to specified early investors for the twelve-month period subsequent to the date of their Invested Capital Contributions and is in lieu of the 8% return during that period.  Otherwise, unitholders are entitled to receive 90% of the cash flow from operations until they receive an 8% non-compounded annual return.

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

2.             Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at December 31, 2005 is $239,385 related to tenant security deposits.  The Company places its cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies.  Approximately $12,938,420 in cash balances were in excess of Federal insurance limits as of December 31, 2005.

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

In June 2001 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 and No. 142 require the Fund to record at acquisition an intangible asset or liability for the value attributable to in-place leases.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.  As of December 31, 2005, the Fund has recorded $920,848 as an intangible asset attributable to the value of the leases in place as of the date of acquisition.  The unamortized portion of this asset was $561,165 at December 31, 2005.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of December 31, 2005, the Fund has recorded $155,008 in leasing commissions.  The unamortized portion of this asset was $99,895 at December 31, 2005.

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

Income Tax Matters

It is the intent of the Fund and its members that the Fund be treated as a partnership for income tax purposes.  As a limited liability company, the Fund is subject to certain minimal taxes and fees, including California state income taxes on limited liability companies; however, income taxes on the income or losses realized by the Fund are generally the obligation of the members.

Concentration of Credit Risk

The Fund maintains some of its cash in money market accounts which, at times, exceeds federally insured limits. See Footnote 3. No losses have been experienced related to such amounts.

Impact of New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified after June 29, 2005.  For general partners in all other limited partnerships, this consensus would be effective no later that the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company does not expect EITF 04-05 to have a significant impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

4.             Investments in Real Estate

On September 27, 2002, the Fund purchased an existing multi-tenant business park known as Normandie Business Center, located in Torrance, California for an investment of $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of 48,711 (unaudited) leasable square feet.

On December 27, 2002, the Fund purchased an existing multi-tenant business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for an investment of $2,553,996.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 (unaudited) leasable square feet.

On December 10, 2003, the Fund purchased an existing multi-tenant park known as Arrow Business Center located in Irwindale, California for an investment of $5,910,579.  The property consists of three single-story buildings containing a total of 69,592 (unaudited) leasable square feet.

On January 25, 2005, the Fund purchased an existing multi-tenant industrial park known as Zenith Drive Centre located in Glenview, Illinois for an investment of $5,327,256.  The property is a single-story, three building property consisting of approximately 37,900 (unaudited) leasable square feet.  Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.  Management separately valued these leases and the resulting amounts are included in intangible lease value.  The value of these leases is amortized over the remaining respective terms.

On April 28, 2005, the Fund purchased an existing multi-tenant industrial park known as Paramount Business Center located in Paramount, California, for an investment of $3,149,410.  Paramount Business Center is a single-story two building property of approximately 30,157 (unaudited) square feet.

On September 30, 2005, the Fund purchased a multi-tenant industrial park in Tempe, Arizona, near the Phoenix airport, for an investment of $7,518,714.  This property consists of four buildings totaling 83,205 (unaudited) square feet of leasable space.

The future minimum lease payments to be received under existing operating leases for the six properties as of December 31, 2005 are as follows:

Years ending December 31,
2006	$1,904,384
2007	1,209,985
2008	775,089
2009	582,002
2010	136,856
Thereafter	501,325

$5,109,641

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

5.             Deferred Offering Costs Advanced by Managing Member

Deferred offering costs incurred by the Managing Member for the years ended December 31, 2005 and  2004 are as follows:

Deferred Offering Costs

Balance, December 31, 2003	$595,528
Costs incurred	368,342
Costs paid	(520,180)

Balance, December 31, 2004	443,690

Costs incurred	375,890
Costs paid	(819,580)

Balance, December 31, 2005	$—

The Managing Member incurred specific incremental costs in connection with the offering of membership units.  Reimbursement by the Fund of such offering costs was limited to 4% of the gross proceeds of the Fund’s offering.  At December 31, 2005, the Fund has fully repaid all offering costs incurred by Managing Member.

6.             Commitments and Contingencies

Any of the funds raised in our public offering that have not been invested in properties within one year of the completion of the offering will be distributed to our unitholders.

7.             Related Party Transactions

In order to fund its initial operating costs, the Fund received, from its Managing Member, cumulative unsecured advances and related interest totaling $476,227, which were fully repaid by December 31, 2003.  No such amounts were outstanding at December 31, 2005.

Through December 31, 2005, the Managing Member made capital contributions to the Fund in the amount of $896,474, which is inclusive of the in substance capital contribution discussed below.

During the years ended December 31, 2005 and 2003, the Managing Member, at its sole discretion, funded $412,035 and $174,103, respectively to the Fund’s unitholders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.  These amounts totaling $586,138 have been credited to the Managing Member’s Capital Account as an in substance capital contributions (Note 2) and recorded as a distribution to unitholders.  The Fund is not required to make distributions to its members, and accordingly, there is no guarantee that the Managing Member will subsidize such distributions in the future.

The Managing Member and/or its affiliates were entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the years ended December 31, 2005, 2004 and 2003, the total fees, compensation and reimbursements were $2,135,823, $1,373,278 and $784,927 respectively.

The Fund is required to reimburse its Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the years ended December 31, 2005, 2004 and 2003, the Fund reimbursed $819,580, $520,180 and $299,020, respectively, of these costs to the Managing Member.

During 2003, the Fund paid the Managing Member $8,716 in property management fees.  No property management fees were charged by the Managing Member to the Fund in 2005 and 2004.

8.                                      Quarterly Financial Data (unaudited)

	Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,
Revenues	$433,068	$527,901	$534,740	$635,426
Net income allocable to unitholders	145,619	109,699	178,137	131,992
Basic and diluted income allocable to unitholders per unit	2.29	1.45	1.84	1.32
Basic and diluted weighted average units outstanding	63,617	75,745	96,609	100,000

	Three Months Ended
2004	March 31,	June 30,	September 30,	December 31,
Revenues	$301,503	$338,545	$337,979	$307,153
Net income allocable to unitholders	78,160	55,052	142,211	53,594

Basic and diluted income allocable to unitholders per unit	2.25	1.36	3.08	0.99

Basic and diluted weighted average units outstanding	34,813	40,399	46,143	53,893

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition		Gross Amount Invested						Life on which Depreciation in Latest Income
Description	Encum- brance	Land	Building and Improvements	Improvements	Carry Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed

Normandie Business Center Torrance, CA	—	$1,783,075	$2,118,621	$144,639	—	$1,783,075	$2,263,260	$4,046,335	$194,076	1988	09/27/02	39 years

Sky Harbor Business Park Chicago, IL	—	418,855	2,135,141	66,313	—	418,855	2,201,454	2,620,309	185,313	1976	12/27/02	39 years

Arrow Business Center Irwindale ,CA	—	2,337,470	3,405,695	230,927	—	2,337,470	3,636,622	5,974,092	196,413	1987	12/10/03	39 years

Zenith Business Center Chicago ,IL	—	908,090	3,745,000	—	—	908,090	3,745,000	4,653,090	82,543	1978	01/25/05	39 years

Paramount Business Center Paramount, CA	—	1,100,000	1,920,216	—	—	1,100,000	1,920,216	3,020,216	30,773	1985	04/30/05	39 years

Interstate Commerce Center Tempe, AZ	—	1,750,000	5,268,649	—	—	1,750,000	5,268,649	7,018,649	28,144	1987	09/30/05	39 years
Totals	—	$8,297,490	$18,593,322	$441,879	—	$8,297,490	$19,035,201	$27,332,691	$717,262

	Cost	Accumulated Depreciation

Balance at December 31, 2001	$—	$—

2002 Additions	$6,455,692	$15,868

Balance at December 31, 2002	$6,455,692	$15,868

2003 Additions	$5,817,382	$112,806

Balance at December 31, 2003	$12,273,074	$128,674

2004 Additions	$237,768	$214,023

Balance at December 31, 2004	$12,510,842	$342,697

2005 Additions	$14,821,849	$374,565

Balance at December 31, 2005	$27,332,691	$717,262