Form 10-Q
period 2006-03-31
CORNERSTONE REALTY FUND LLC
filed 2006-05-12
CIK 1073149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number   000-51868

CORNERSTONE REALTY FUND, LLC

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

949-852-1007

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelereated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  YES    ☒  NO

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Cornerstone Realty Fund, LLC

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005 (a)
	(unaudited)
ASSETS
Assets
Cash and cash equivalents	$13,092,067	$13,488,985

Investments in real estate
Land	8,297,490	8,297,490
Buildings and improvements, less accumulated depreciation of $852,145 in 2006 and $717,262 in 2005	18,244,393	18,317,939
Intangible lease value, less accumulated amortization of $52,390 in 2006 and $41,912 in 2005	497,610	508,088
Intangible asset – in place leases, less accumulated amortization of $419,551 in 2006 and $359,683 in 2005	501,297	561,165
	27,540,790	27,684,682
Other assets
Escrow deposit and other costs	13,066	11,836
Tenant and other receivables	101,896	205,792
Prepaid expenses	55,919	14,371
Leasing commissions, less accumulated amortization of $77,428 in 2006 and $55,113 in 2005	165,042	99,895

Total assets	$40,968,780	$41,505,561

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Accounts payable and accrued liabilities	$205,583	$232,071
Real estate taxes payable	280,041	273,030
Tenant security deposits	235,211	239,385
Total liabilities	720,835	744,486

Members’ capital (100,000 units authorized, 100,000 units issued and outstanding at 2006 and 2005	40,247,945	40,761,075
Total liabilities and members’ capital	$40,968,780	$41,505,561

(a)  Derived from the audited financial statements as of December 31, 2005.

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31 ,
	2006	2005

Revenues
Rental revenues	$588,820	$417,215
Amortization of in-place leases	(59,868)	(44,882)
Tenant reimbursements and other income	141,776	60,735
	670,728	433,068

Expenses
Property operating and maintenance	207,125	94,421
Property taxes	158,392	80,105
General and administrative	151,429	34,765
Depreciation and amortization	167,676	94,628
	684,622	303,919

Operating (loss) income	(13,894)	129,149

Interest, dividends and other income	130,652	32,650

Net income	$116,758	$161,799

Net income allocable to managing member	$11,676	$16,180

Net income allocable to unitholders	$105,082	$145,619

Per unit amounts:
Basic and diluted income allocable to unitholders	$1.05	$2.29

Basic and diluted weighted average units outstanding	100,000	63,617

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2005	$40,761,075

Distribution to unit holders	(629,888)
Net income	116,758

Balance, March 31, 2006	$40,247,945

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$116,758	$161,799
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	227,544	139,510
Changes in operating assets and liabilities:
Other assets	(26,344)	69,511
Accounts payable, accrued liabilities and security deposits	(23,651)	150,138

Net cash provided by operating activities	294,307	520,958

INVESTING ACTIVITIES
Real estate additions	(61,337)	(5,255,172)

Net cash used in investing activities	(61,337)	(5,255,172)

FINANCING ACTIVITIES
Contribution from managing member	—	200,980
Net proceeds from offering	—	4,614,172
Distributions to members	(629,888)	(339,439)
Deferred offering costs repaid to managing member	—	(206,220)

Net cash provided by (used by) financing activities	(629,888)	4,269,493

Net decrease in cash	(396,918)	(464,721)

Cash and cash equivalents at beginning of period	13,488,985	11,793,822

Cash and cash equivalents at end of period	$13,092,067	$11,329,101

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

Our managing member is Cornerstone Industrial Properties, LLC (CIP), a California limited liability company. Cornerstone Ventures, Inc manages CIP. Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 7, 2001, we commenced a public offering of units of our membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On August 18, 2005, we completed our public offering of these units. As of that date, we had issued 100,000 units to unitholders for gross offering proceeds of $50,000,000, before discounts of $39,780.

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

The interim unaudited condensed financial statements have been prepared in accordance with the Fund’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act. The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

The operating agreement, as amended and restated, provides, among other things, for the following:

CIP generally has complete and exclusive discretion in the management and control of our operations; however, unitholders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the Managing

Member.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents at March 31, 2006 is $235,211 related to tenant security deposits. The Company places its cash with major financial institutions. At times, cash balances may be in excess of amounts insured by Federal agencies. Approximately $12,717,000 in cash balances was in excess of federal deposit insurance at March 31, 2006.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant replacements, betterments and tenant improvements improving or extending the useful lives of the buildings are capitalized. Generally, depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years and tenant improvements are depreciated over the related lease term.

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down. When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at March 31, 2006.

In accordance with Statements of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, we record at acquisition an intangible asset or liability for the value attributable to in-place leases. As of March 31, 2006, we had recorded $920,848 as an intangible asset attributable to the value of the leases in place as of the date of acquisition. The unamortized portion of this asset was $501,297 at March 31, 2006. As of March 31, 2006, we had recorded $550,000 as an intangible asset attributable to the value of billboard and cell site leases as of the date of acquisition. The unamortized portion of this asset was $497,610 as of March 31, 2006.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of March 31, 2006, we had recorded $242,470 in leasing commissions. The unamortized portion of this asset was $165,042 at March 31, 2006.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis. Included in this calculation are contractual rent increases and amounts paid to tenants as tenant improvement allowances. Rental receivables are periodically evaluated for collectibility.

Fair Value of Financial Instruments

We believe that the recorded values of all financial instruments approximate their current values.

Income Tax Matters

It is our intent we be treated as a partnership for income tax purposes. As a limited liability company, we are subject to certain minimal taxes and fees, including California state income taxes on limited liability companies; however, income taxes on the income or losses we realize are generally the obligation of the members.

Concentration of Credit Risk

We maintain some of our cash in money market accounts which, at times, exceeds federally insured limits. No losses have been experienced related to such amounts.

3.                                      Investments in Real Estate

On September 27, 2002, we acquired an existing multi-tenant industrial business park known as Normandie Business Center, located in Torrance, California for $3,901,696. Normandie Business Center consists of two single-story buildings containing a total of 48,711 leasable square feet.

On December 27, 2002, we acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for $2,553,996. Sky Harbor Business Park consists of a single-story building containing a total of 41,422 leasable square feet.

On December 10, 2003, we acquired an existing multi-tenant industrial park known as Arrow Business Center located in Irwindale, California for $5,910,579. The property consists of three single-story buildings containing a total of 69,592 leasable square feet.

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

4.                                      Related Party Transactions

We reimbursed our Managing Member specific incremental costs incurred in connection with the offering of our membership units, limited to 4% of the gross proceeds of our offering. During the three months ended March 31, 2005, we reimbursed our Managing Member for $206,220 of these costs. At December 31, 2005, we had fully repaid all offering costs incurred by Managing Member.

During the three months ended March 31, 2005, the Managing Member funded $200,980 to subsidize our distribution of $339,439 to the unit holders. We will not reimburse our Managing Member for this funding contribution.

Our Managing Member and/or its affiliates were entitled to receive various fees, compensation and reimbursements in connection with the offering of our membership units, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units. During the three months ended March 31, 2006 and 2005, the total fees, compensation and reimbursements were $0 and $541,328, respectively.

5.                                      Commitments and Contingencies

In accordance with the terms of the Cornerstone Realty Fund Operating Agreement, any of the funds raised in our public offering that have not been invested in properties or desginated for specific reserves within one year of the completion of the offering will be distributed to our unitholders.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Fund’s financial statements and notes thereto contained elsewhere in this report. Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to risks and other factors that may cause our future results of operations to be materially different than those expressed or implied herein. Some of these risks and other factors include, but are not limited to:  (i) no assurance that our properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet our cash requirements for operations, capital requirements and distributions; (iv) suitable investment properties may not continue to be available; and (v) adverse changes to the general economy may disrupt operations.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down. When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at March 31, 2006.

In accordance with FASB issued Statements of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, we record at acquisition an intangible asset or liability for the value attributable to in-place leases. As of March 31, 2006, we have recorded $920,848 as an intangible asset attributable to the value of the leases in place as of the date of acquisition. The unamortized portion of this asset was $501,297 at March 31, 2006. As of March 31, 2006, we have recorded $550,000 as an intangible asset attributable to the value of billboard and cell site leases as of the date of acquisition. The unamortized portion of this asset was $497,610 as of March 31, 2006.

Results of Operations

As of March 31, 2006, we had purchased six multi-tenant industrial business park properties in three major metropolitan areas. The properties were purchased in September 2002, December 2002, December 2003, and January, April and September 2005. The 2006 results reflect a full quarter of operations for all six properties. Results for 2005 reflect a full quarter of operations from only three properties.

Three months ended March 31, 2006 and 2005

Revenue for the first quarter of 2006 increased to $670,728 from $433,068 for the comparable period of 2005. The increase was due primarily to the contribution of the two new properties purchased after March 31, 2005.

Property operating and maintenance expenses increased to $207,125 in 2006 from $94,421 in 2005. This increase was the result of the addition of the new properties as well as non recurring repairs and maintenance at two properties in the 2006 quarter. Property taxes increased to $158,392 in 2006 from $80,105 in 2005 due to the addition of the new properties.

General and administrative costs increased to $151,429 in the first quarter of 2006 from $34,765 in the first quarter of 2005. The increase was due to higher professional fees including tax, auditing, legal and non-recurring consulting fees. Depreciation and amortization increased to $167,676 in the 2006 quarter from $94,628 in the 2005 quarter as a result of the addition of properties.

Interest and other income increased to $130,652 for the three months ended March 31, 2006 from $32,650 for the same period of 2005 due to higher the short-term interest rates earned on invested cash.

Liquidity and Capital Resources

Our planned $50,000,000 equity offering is now complete and we do not expect to raise any additional funds. We intend to use the existing cash balance for the acquisition of additional multi-tenant industrial business park properties, capital improvements to the properties, and for operating expenses and reserves.

We expect to meet our short-term liquidity requirements from net cash generated by operations, which we believe will be adequate to meet operating costs, and allow for cash distributions to the unitholders. However, because offering proceeds are not yet fully invested, current net cash generated by operations is not expected to be sufficient to fund distributions to unitholders at an annual rate of 5%.

Contractual Obligations

As of March 31, 2006, we had no significant contractual obligations or commercial commitments, other than our operating leases with tenants in our commercial properties.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in FDIC insured savings and money market accounts, which, by their nature, are subject to interest rate fluctuations.

Item 4.           Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer of Cornerstone Ventures, Inc., the manager of our Managing Member, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2006.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)