Form 10-Q
period 2006-06-30
CORNERSTONE REALTY FUND LLC
filed 2006-08-11
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number   000-51868

CORNERSTONE REALTY FUND, LLC

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

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

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒  Yes  ☐  No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cornerstone Realty Fund, LLC

Condensed Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005

Condensed Statements of Operations for the Three and Six Months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

Condensed Statements of Members’ Capital for the Six Months ended June 30, 2006 (unaudited)

Condensed Statements of Cash Flows for the Six Months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

Notes to Condensed Financial Statements (unaudited)

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Cash and cash equivalents	$2,831,489	$13,488,985
Investments in real estate
Land	12,197,491	8,297,490
Buildings, less accumulated depreciation of $998,876 in 2006 and $717,262 in 2005.	24,579,885	18,317,939
Intangible lease value, less accumulated amortization of $62,868 in 2006 and $41,912 in 2005	487,132	508,088
Intangible assets - in place lease value, less accumulated amortization of $465,215 in 2006 and $ $359,683 in 2005	428,926	561,165
	37,693,434	27,684,682
Other assets
Escrow deposits and other costs	8,720	11,836
Tenant and other receivables	125,059	205,792
Prepaid expenses	24,987	14,371
Leasing commissions, less accumulated amortization of $100,474 in 2006 and $55,113 in 2005	176,779	99,895
Total assets	$40,860,468	$41,505,561

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$287,305	$232,071
Real estate taxes payable	282,603	273,030
Tenant security deposits	314,239	239,385
Intangible lease liability, less accumulated amortization of $5,588 in 2006	148,625	—
Total liabilities	1,032,772	744,486

Members’ capital (100,000 units authorized and outstanding at 2006 and 2005)	39,827,696	40,761,075
Total liabilities and members’ capital	$40,860,468	$41,505,561

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Rental revenue	$633,305	$505,780	$1,222,126	$922,995
Amortization of in-place leases	(40,075)	(60,416)	(99,944)	(105,298)
Tenant reimbursements and other income	168,740	82,536	310,516	143,271
	761,970	527,901	1,432,698	960,968
Expenses
Property operating and maintenance	250,909	131,031	458,033	225,452
Property taxes	135,853	96,997	294,245	177,101
General and administrative	136,403	120,171	287,833	154,936
Depreciation and amortization	180,254	106,114	347,930	200,742
	703,420	454,313	1,388,041	758,231

Operating income	58,550	73,588	44,657	202,737

Interest, dividends and other income	137,639	48,300	268,290	80,950

Net income	$196,189	$121,888	$312,947	$283,687

Net income allocable to managing member	$19,619	$12,189	$31,295	$28,369

Net income allocable to unitholders	$176,570	$109,699	$281,652	$255,318

Per unit amounts:
Basic and diluted income allocable to unitholders	$1.77	$1.45	$2.82	$3.66

Basic and diluted weighted average units outstanding	100,000	75,745	100,000	69,714

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2005	$40,761,075

Distributions to unit holders	(1,246,326)
Net Income	312,947

Balance, June 30, 2006	$39,827,696

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$312,947	$283,687
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	447,874	306,039
Changes in operating assets and liabilities		184,067
Other assets	(49,014)
Accounts payable, accrued liabilities and security deposits	139,662	177,040

Net cash provided by operating activities	851,469	950,833

INVESTING ACTIVITIES
Real estate additions	(10,262,639)	(8,454,879)

Net cash used in investing activities	(10,262,639)	(8,454,879)

FINANCING ACTIVITIES
Contribution from managing member	—	216,711
Net proceeds from offering	—	12,289,145
Distributions to members	(1,246,326)	(731,635)
Deferred offering cost repaid to managing member	—	(549,040)

Net cash provided by (used in) financing activities	(1,246,326)	11,225,181

Net increase (decrease) in cash	(10,657,496)	3,721,135

Cash and cash equivalents at beginning of period	13,488,985	11,793,822
Cash and cash equivalents at end of period	$2,831,489	$15,514,957

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business

Cornerstone Realty Fund, LLC is a California limited liability company that invests in multi-tenant business parks catering to small business tenants.  We purchase existing, leased properties located in major metropolitan areas in the United States on an all cash basis without debt financing.  We have purchased seven properties as of the date of this report.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (CIP), a California limited liability company.  Cornerstone Ventures, Inc manages CIP.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 7, 2001, we commenced a public offering of units of our membership interests pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933.  On August 18, 2005, we completed our public offering of these units.  As of that date, we had issued 100,000 units to unitholders for gross offering proceeds of $50,000,000, before discounts of $39,780.

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

The interim unaudited condensed financial statements have been prepared in accordance with  our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

The operating agreement, as amended and restated, provides, among other things, for the following:

•                  CIP generally has complete and exclusive discretion in the management and control of our operations; however, unitholders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the Managing Member.

•                  Net Cash Flow from Operations, as defined, will be distributed 90% to the unitholders and 10% to the Managing Member until the unitholders have received either an 8% or 12% cumulative, non-compounded annual return on their Invested Capital Contributions, as defined. The 12% return applies to specified early investors for the twelve-month period subsequent to the date of their Invested Capital Contributions and is in lieu of the 8% return during that period.

•                  Net Sales Proceeds, as defined, will be distributed first, 100% to the unitholders in an amount equal to their Invested Capital Contributions; then, 90% to the unitholders and 10% to the Managing Member until the unitholders have received an amount equal to the unpaid balance of their aggregate cumulative, non-compounded annual return on their Invested Capital Contributions; and thereafter, 50% to the unitholders and 50% to the Managing Member.

•                  Net Income, as defined, is allocated first, 10% to the Managing Member and 90% to the unitholders until Net Income allocated equals cumulative Net Losses, as defined, previously allocated in such proportions; second, in proportion to and to the extent of Net Cash Flow from Operations and Net Sales Proceeds previously distributed to the members, exclusive of distributions representing a return of Invested Capital Contributions; and then 50% to the Managing Member and 50% to the unitholders.

•                  Net Loss is allocated first, 50% to the Managing Member and 50% to the unitholders, until Net Loss allocated equals cumulative Net Income previously allocated in such proportions; then remaining Net Loss is allocated 10% to the Managing Member and 90% to the unitholders.

•                  All allocations and distributions to the unitholders are to be pro rata in proportion to their ownership shares.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at June 30, 2006 is $314,239 related to tenant security deposits.  The Company places its cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies.  Approximately $2,174,000 in cash balances was in excess of federal deposit insurance at June 30, 2006.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.  No assets were deemed to be impaired at June 30, 2006.

In accordance with Statements of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, we record at acquisition an intangible asset or liability for the value attributable to in-place leases.  We amortize the value attributable to in-place leases over the initial term of the respective leases. The estimated useful life of the leases ranges from one month to five years. The accumulated amortization associated with the lease intangibles of our properties was $533,671 at June 30, 2006.

Anticipated amortization for the period from July 1 through December 31, 2006 and for each of the four following years ended December 31 is as follows:

		Lease Intangibles
July 1, 2006 –	December 31, 2006	$53,115
	2007	92,898
	2008	81,583
	2009	49,117
	2010	3,588

As of June 30, 2006, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Cost	$25,578,761	$550,000	$894,141	$154,213

Less: depreciation and amortization	(998,876)	(62,868)	(465,215)	(5,588)
Net	$24,579,885	$487,132	$428,926	$148,625

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of June 30, 2006, we had recorded $277,253 in leasing commissions.  The unamortized portion of this asset was $176,779 at June 30, 2006.

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

Income Tax Matters

It is our intent we be treated as a partnership for income tax purposes.  As a limited liability company, we are subject to certain minimal taxes and fees, including state income taxes on limited liability companies; however, income taxes on the income or losses we realize are generally the obligation of the members.

Concentration of Credit Risk

We maintain some of our cash in money market accounts.  No losses have been experienced related to such amounts.

3.             Investments in Real Estate

On September 27, 2002, we acquired an existing multi-tenant industrial business park known as Normandie Business Center, located in Torrance, California for $3,901,696.  Normandie Business Center consists of two single-story buildings containing a total of approximately 48,711 leasable square feet.

On December 27, 2002, we acquired an existing multi-tenant industrial business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for $2,553,996.  Sky Harbor Business Park consists of a single-story building containing a total of approximately 41,422 leasable square feet.

On December 10, 2003, we acquired an existing multi-tenant industrial park known as Arrow Business Center located in Irwindale, California for $5,910,579.  The property consists of three single-story buildings containing a total of approximately 69,592 leasable square feet.

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre located in Glenview, Illinois for an investment of $5,327,256.  The property is a single-story, three building property consisting of approximately 37,900 leasable square feet.  Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.  We separately valued these leases and the resulting amounts are included in intangible lease value.  The value of these leases is amortized over their remaining respective terms.

On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center located in Paramount, California, for an investment of $3,149,410.  Paramount Business Center is a single-story two building property of approximately 30,157 (unaudited) square feet.

On September 30, 2005, we purchased an existing multi-tenant industrial park in Tempe, Arizona, near the Phoenix airport, for an investment of $7,518,714.  This property consists of four buildings totaling approximately 83,205 square feet of leasable space.

On June 30, 2006, we purchased an existing multi-tenant industrial park known as Shoemaker Industrial Park located in Santa Fe Springs, California for an investment of $9,946,433.  The property consists of approximately 86,084 square feet of leasable space in three single-story buildings.

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.

4.                                      Related Party Transactions

We reimbursed our Managing Member specific incremental costs incurred in connection with the offering of our membership units, limited to 4% of the gross proceeds of our offering.  During the six months ended June 30, 2005, we reimbursed our Managing Member for $549,040 of these costs.  At December 31, 2005, we had fully repaid all offering costs incurred by Managing Member.

During the six months ended June 30, 2005, our Managing Member funded $216,711 to subsidize our distribution of $731,635 to the unit holders.  We are not obligated to reimburse our Managing Member for this funding contribution.

Our Managing Member and/or its affiliates were entitled to receive various fees, compensation and reimbursements in connection with the offering of our membership units, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units. During the six months ended June 30, 2006 and 2005, the total fees, compensation and reimbursements were $0 and $1,441,755, respectively.

5.                                      Commitments and Contingencies

In accordance with the terms of the our Operating Agreement, any of the funds raised in our public offering that have not been invested in properties or designated for specific reserves within one year of the completion of the offering would be distributed to our unitholders. At June 30, 2006, all available funds have been invested or reserved for specific property improvements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause our future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) no assurance that our properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet our cash requirements for operations, capital requirements and distributions; and (iv) adverse changes to the general economy may disrupt operations.

Results of Operations

As of June 30 2006, we had purchased seven multi-tenant industrial business park properties in three major metropolitan areas.  The properties were purchased in September 2002, December 2002, December 2003, January, April and September 2005 and June 2006. The 2006 results reflect a full six months of operations for all six properties purchased before 2006.  Results for 2005 reflect a full six months of operations from only three properties.

Three months ended June 30, 2006 and 2005

Revenue for the second quarter of 2006 increased to $761,970 from $527,901 for the comparable period of 2005.  The increase was due primarily to the properties purchased during the first half of 2005.

Property operating and maintenance expenses increased to $250,909 in 2006 from $131,031 in 2005.  This increase was the result of the addition of properties as well as refurbishment at several properties in the 2006 quarter.  Property taxes increased to $135,853 in 2006 from $96,997 in 2005 due to the addition of the new properties.

General and administrative costs increased to $136,403 in the second quarter of 2006 from $120,171 in the comparable quarter of 2005.  The increase was due to non-recurring consulting fees. Depreciation and amortization increased to $180,254 in the 2006 quarter from $106,114 in the 2005 quarter as a result of the addition of properties.

Interest and other income increased to $137,639 for the three months ended June 30, 2006 from $48,300 for the same period of 2005 due to higher the short-term interest rates earned on invested cash.

Six months ended June 30, 2006 and 2005

Revenue for the second half of 2006 increased to $1,432,698 from $960,968 for the comparable period of 2005.  The increase was due primarily to the properties purchased during the first half of 2005.

Property operating and maintenance expenses increased to $458,033 in 2006 from $225,452 in 2005.  This increase was the result of the addition of the new properties as well as non recurring repairs and maintenance and refurbishment at several properties in the 2006 period.  Property taxes increased to $294,245 in 2006 from $177,101 in 2005 due to the addition of the new properties and a re-assessment of one property acquired in 2005.

General and administrative costs increased to $287,833 in the first half of 2006 from $154,936 in the comparable period of 2005.  The increase was due to higher professional fees including tax, auditing, legal and non-recurring consulting fees.  Depreciation and amortization increased to $347,930 in the first half of 2006 from $200,742 in the first half of 2005 as a result of the addition of properties.

Interest and other income increased to $268,920 for the six months ended June 30, 2006 from $80,950 for the same period of 2005 due to higher the short-term interest rates earned on invested cash.

Liquidity and Capital Resources

Our planned $50,000,000 equity offering is now complete and we do not expect to raise any additional funds. We intend to use the existing cash balance for, capital improvements to the properties and for operating expenses and reserves.

We expect to meet our short-term liquidity requirements from net cash generated by operations, which we believe will be adequate to meet operating costs, and allow for cash distributions to the unitholders.  However, current net cash generated by operations is not expected to be sufficient to fund distributions to unitholders at an annual rate of 5%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this.11th day of August.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)