Form 10-Q
period 2006-09-30
CORNERSTONE REALTY FUND LLC
filed 2006-11-13
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS

Cash and cash equivalents Investments in real estate	$2,646,577	$13,488,985
Land	12,197,490	8,297,490
Buildings, less accumulated depreciation of $1,196,518 in 2006 and $717,262 in 2005.	24,460,944	18,317,939
Intangible lease value, less accumulated amortization of $73,346 in 2006 and $41,912 in 2005	476,654	508,088
Intangible assets - in place lease value, less accumulated amortization of $515,175 in 2006 and $359,683 in 2005	378,966	561,165
	37,514,054	27,684,682
Other assets
Deposits and other costs	9,499	11,836
Tenant and other receivables	154,217	205,792
Prepaid expenses	16,940	14,371
Leasing commissions, less accumulated amortization of $122,728 in 2006 and $55,113 in 2005	213,784	99,895

Total assets	$40,555,071	$41,505,561

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$291,476	$232,071
Real estate taxes payable	345,564	273,030
Tenant security deposits	328,859	239,385
Intangible lease liability, less accumulated amortization of $27,011 in 2006	127,202	—
Total liabilities	1,093,101	744,486

Members’ capital (100,000 units authorized and and outstanding at 2006 and 2005)	39,461,970	40,761,075

Total liabilities and members’ capital	$40,555,071	$41,505,561

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Rental revenue	$891,558	$522,740	$2,113,684	$1,445,735
Amortization of in-place leases	(49,960)	(52,980)	(149,904)	(158,278)
Tenant reimbursements and other income	157,571	64,980	468,086	208,251
	999,168	534,740	2,431,866	1,495,708
Expenses
Property operating and maintenance	217,257	124,583	675,290	350,035
Property taxes	225,945	88,624	520,190	265,725
General and administrative	86,180	94,101	374,013	249,037
Depreciation and amortization	230,375	121,672	578,305	322,414
	759,757	428,980	2,147,798	1,187,211

Operating income	239,411	105,760	284,068	308,497

Interest, dividends and other income	18,150	92,170	286,440	173,120

Net income	$257,561	$197,930	$570,508	$481,617

Net income allocable to managing member	$25,756	$19,793	$57,051	$48,162

Net income allocable to unitholders	$231,805	$178,137	$513,457	$433,455

Per unit amounts:
Basic and diluted income allocable to unitholders	$2.32	$1.84	$5.13	$5.50

Basic and diluted weighted average units outstanding	100,000	96,609	100,000	78,778

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2005	$40,761,075

Distributions to unit holders	(1,869,613)
Net Income	570,508

Balance, September 30, 2006	$39,461,970

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$570,508	$481,617
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	706,786	480,692
Changes in operating assets and liabilities
Other assets	(130,162)	76,789
Accounts payable, accrued liabilities and security deposits	221,413	406,682

Net cash provided by operating activities	1,368,545	1,445,780

INVESTING ACTIVITIES
Real estate acquisitions	(10,341,340)	(16,063,609)

Net cash used in investing activities	(10,341,340)	(16,063,609)

FINANCING ACTIVITIES
Contribution from managing member	—	412,035
Net proceeds from offering	—	18,286,508
Distributions to members	(1,869,613)	(1,204,376)
Deferred offering cost repaid to managing member	—	(819,580)

Net cash provided by (used in) financing activities	(1,869,613)	16,674,587

Net increase (decrease) in cash	(10,842,408)	2,056,758

Cash and cash equivalents at beginning of period	13,488,985	11,793,822

Cash and cash equivalents at end of period	$2,646,577	$13,850,580

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

The interim unaudited condensed financial statements have been prepared in accordance with  our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three and nine months ended Septermber 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  Included in cash and cash equivalents at September 30, 2006 is $328,859 related to tenant security deposits.  The Company places its cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies.  Approximately $343,542 in cash balances was in excess of federal deposit insurance at September 30, 2006.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements improving or extending the useful lives of the buildings are capitalized.  Generally, depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years and tenant improvements are depreciated over the shorter of the useful life or the  related lease term.

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.  No assets were deemed to be impaired at September 30, 2006.

In accordance with Statements of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, we record at acquisition an intangible asset or liability for the value attributable to in-place leases.  We amortize the value attributable to in-place leases over the initial term of the respective leases. The estimated useful life of the leases ranges from one month to five years. The accumulated amortization associated with the lease intangibles of our properties was $488,164 at September 30, 2006.

Anticipated amortization for the period from October 1 through December 31, 2006 and for each of the four following years ended December 31 is as follows:

		Lease
		Intangibles
Oct 1, 2006 –	December 31, 2006	$24,588
	2007	92,898
	2008	81,583
	2009	49,117
	2010	3,588

As of September 30, 2006, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Cost	$25,657,462	$550,000	$894,141	$154,213

Less: depreciation and amortization	(1,196,518)	(73,346)	(515,175)	(27,011)
Net	$24,460,944	$476,654	$378,966	$127,202

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of September 30, 2006, we had recorded $336,512 in leasing commissions.  The unamortized portion of this asset was $213,784 at September 30, 2006.

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

4.                                      Related Party Transactions

We reimbursed our Managing Member specific incremental costs incurred in connection with the offering of our membership units, limited to 4% of the gross proceeds of our offering.  During the nine months ended September 30, 2005, we reimbursed our Managing Member for $819,580 of these costs.  At December 31, 2005, we had fully repaid all offering costs incurred by Managing Member.

During the nine months ended September  30, 2005, our Managing Member funded $412,035 to subsidize our distribution of 1,204,376 to the unit holders.  We are not obligated to reimburse our Managing Member for this funding contribution.

Our Managing Member and/or its affiliates were entitled to receive various fees, compensation and reimbursements in connection with the offering of our membership units, including commissions of 7%, marketing fees of 2% of gross proceeds from the offering of units, and expense allowances of 1.5% of gross proceeds from the offering of units. During the nine months ended September 30, 2006 and 2005, the total fees, compensation and reimbursements were $0 and $2,164,993, respectively.

5.                                      Commitments and Contingencies

In accordance with the terms of the our Operating Agreement, any of the funds raised in our public offering that have not been invested in properties or designated for specific reserves within one year of the completion of the offering would be distributed to our unitholders. At September 30, 2006, all available funds have been invested or reserved for specific property improvements.

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

Results of Operations

As of September 30, 2006, we had purchased seven multi-tenant industrial business park properties in three major metropolitan areas.  Three of these properties were purchased before 2005, three properties were purchased in January, April and September 2005 and one property was purchased in June 2006. The 2006 results reflect a full nine months of operations for all properties purchased before 2006.  Results for 2005 reflect a full nine months of operations from only three properties.

Three months ended September 30, 2006 and 2005

Revenue for the third quarter of 2006 increased to $999,168 from $534,740 for the comparable period of 2005.  The increase was due primarily to the properties purchased during 2005.

Property operating and maintenance expenses increased to $217,257 in 2006 from $124,583 in 2005.  This increase was the result of the addition of properties as well as refurbishment at several properties in the 2006 quarter.  Property taxes increased to $225,945 in 2006 from $88,624 in 2005 due to the addition of properties.

General and administrative costs decreased to $86,180 in the third quarter of 2006 from $94,101 in the comparable quarter of 2005.  The decrease was due to lower  professional fees. Depreciation and amortization increased to $230,375 in the the third quarter of 2006 from $121,672 in the comparable quarter of 2005 as a result of the addition of properties.

Interest and other income decreased to $18,150 for the three months ended September 30, 2006 from $92,170 for the same period of 2005 due to lower cash available for investment after the  purchase of Shoemaker property in June 2006.

Nine months ended September 30, 2006 and 2005

Revenue for the nine months ended September 30,  2006 increased to $2,431,866 from $1,495,708 for the comparable period of 2005.  The increase was due primarily to the properties purchased during  2005.

Property operating and maintenance expenses increased to $675,290 in 2006 from $350,035 in 2005.  This increase was the result of the addition of properties as well as non recurring repairs and maintenance and refurbishment at several properties in the 2006 period.  Property taxes increased to $520,190 in 2006 from $265,725 in 2005 due to the addition of properties and a re-assessment of one property acquired in 2005.

General and administrative costs increased to $374,013 in 2006 from $249,037 in 2005.  The increase was due to higher professional fees including tax, auditing, legal and non-recurring consulting fees.  Depreciation and amortization increased to $578,305 in 2006 from $322,414 in 2005 as a result of the addition of properties.

Interest and other income increased to $286,440 for the nine months ended September 30, 2006 from $173,120 for the same period of 2005 due to higher the short-term interest rates earned on invested cash, partially offset by lower invested cash in the third quarter of 2006.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)