Form 10-K
period 2006-12-31
CORNERSTONE REALTY FUND LLC
filed 2007-03-22
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:  000-51868

CORNERSTONE REALTY FUND, LLC

(Exact name of the registrant as specified in its charter)

California	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 Main Street, Suite 400, Irvine, California 92614
(Address of Principal Executive Offices)

949-852-1007
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Units of limited liability company interests	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☒

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $49,997,500 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) based upon the price at which the units of membership interest were sold.

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

ITEM 1. BUSINESS

General Development of Business

Cornerstone Realty Fund, LLC is a California limited liability company that invests in multi-tenant business parks catering to small business tenants.  Our properties are located in major metropolitan areas in the United States and are owned on an all cash basis without debt financing.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (CIP), a California limited liability company.  CIP is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks.

On August 7, 2001, we commenced a public offering of units of our membership interest pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933.  On August 18, 2005, we completed our public offering of these units.  As of that date, we had issued 100,000 units to unit holders for gross offering proceeds of $50,000,000, before discounts of $39,780.

Narrative Description of Business

We are a real estate fund that seeks return on our investments through the acquisition, management and sale of multi-tenant industrial business parks.  We have purchased and operate a diversified portfolio of seven existing, leased multi-tenant industrial business parks catering to the small business tenant.  Our managing member believes that investment opportunities in multi-tenant industrial business parks are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge and experience in a specific geographic area.

The properties we have acquired cater to the small business tenant and have lease terms ranging from one to seven years.  During economic conditions when rental rates are rising rapidly, the short-term leases should allow us to increase rental income at a faster rate than properties with longer-term leases. This occurs due to below market in place rents for the existing tenants coupled with increasing rental rates in a particular market.

Our properties are located in major metropolitan areas in the United States.  These are geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings.  Of the seven properties that we own, four are located in the Los Angeles area, two are located in the Chicago area and one is located in the Phoenix area.

We have acquired properties that currently exist and generate income from rental operations.  Our strategy has been to acquire properties at prices below what our managing member estimates to be the new development cost of a similar property located within the same competitive geographic area.  In stabilized market areas with high tenant demand, a tenant with an expiring lease may not be able to find a competitive space to rent, causing rental rates and property values to rise to the levels necessary to justify the construction of competitive properties.  If this occurs, we could experience financial gain as a result of having purchased properties at prices below their new development cost.

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

One of the most attractive features of multi-tenant business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants.  A multi-tenant business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant business parks can accommodate this growth with a tenant’s expansion into multiple units.  In difficult economic times, a tenant’s space requirements often contract, and tenants who previously outgrew their space in a multi-tenant business park may move back.  Accordingly multi-tenant industrial park space is in demand in both growing and declining economies.

Lease terms generally range from month-to-month to five years.  The average lease term is one to seven years.  Leasing activity is typically diversified, with smaller-sized tenants.  Leases for properties that we purchase contain stipulated rent escalation provisions when market conditions allow.

Investment Strategy

Cornerstone Ventures, Inc. specializes in and has substantial operating experience investing in and operating multi-tenant business parks, offering in-depth real estate expertise through an experienced team of industry professionals with extensive understanding of industrial real estate.

Our investment strategy has been to purchase properties in major industrial markets with considerable tenant demand.  We acquired properties in areas with strong tenant demand and a large base of existing industrial properties, a high population of small business tenants and substantial competitive barriers to entry.

Our strategy involved purchasing multi-tenant business parks at prices below replacement cost.  Such opportunities may exist where rental rates at properties configured for the small business tenant are below the levels necessary to justify the development of new projects.  With market rents at such levels, we may be able to  purchase a property at a price below the levels needed to justify development of competitive properties.

We regularly conduct portfolio property reviews and, if appropriate, we make determinations to dispose of properties that we do not believe meet our strategic criteria based on economic, market and other circumstances.

Properties serving the needs of the small industrial business tenant are operating at or near capacity in many markets, and rental rates in these markets are expected  to rise to the point where development of new space is justified.  Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets.  Our investment strategy has been to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and increasing market value.

Our portfolio is comprised of multi-tenant properties serving the small business tenant in three high tenant demand markets.  The highest dollar amount we have invested in any single property is $9.9 million.  As of December 31, 2006, we had purchased seven properties for an aggregate investment of approximately $37.4 million.  We do not expect to acquire additional properties.

Property Features

Land:  Lot sizes for our properties range from approximately 1.6 to 5 acres depending upon the number of buildings and building sizes.  Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project.  Sites are zoned for industrial, commercial and/or office uses depending on local governmental regulations.  The location of each property is an important factor in its future value. We have purchased properties in what we considered to be prime properties in prime locations.

Buildings:  The buildings contained in any project are generally rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods.  Building sizes range from 5,000 to 200,000 square feet divided into leasable unit sizes ranging from 500 square feet to 30,000 square feet.  Generally our buildings include the following features:

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

Property Selection

Our managing member has experienced staff engaged in the selection and evaluation of properties that we acquired.  The acquisition process was performed by our managing member with no acquisition fees payable by us to our managing member.  All property acquisitions were evaluated by our managing member  based upon its experience in the area of multi-tenant business parks and our investment objectives and supported by an appraisal prepared by a competent independent appraiser.

Our properties were purchased based on the decision of our managing member after an examination and evaluation of some or all of the following:

•                  Functionality of the physical improvements at the property;

•                  Historical financial performance of the property;

•                  Market conditions for leasing space at the property;

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

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  Our managing member performs the following asset management services for us:

•                  Creates and implement an individualized plan for enhancing the profitability and value of each property;

•                  Supervises the day-to-day operations of property managers assigned to each property;

•                  Selects and supervises the on-going marketing efforts of leasing agents responsible for marketing the property to prospective tenants;

•                  Coordinates semi-annual rental surveys of competitive projects in the local geographic area — this function is designed to maintain the property at the highest possible rental rates allowable in the market where the property is located;

•                  Approves lease terms negotiated by leasing agents with new tenants and tenants renewing their leases — this includes making sure that lease rates being attained are in line with market conditions as well as in line with the then current operating plan for the property;

•                  Reviews and approves any capital improvements necessary at the property, including tenant improvements necessary to lease space;

•                  Reviews monthly financial reports prepared by property managers with a focus on improving the cost efficiency of operating the property;

•                  Prepares annual property operating budgets for review and approval by senior management; and

•                  Prepares regular updates regarding operations of the property as compared to budget estimates.

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

•                  Periodically inspect tenant spaces for lease compliance; and

•                  Respond to tenant inquiries.

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant business parks are more management intensive.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  Our managing member believes that a very high level of property management service and  strict property maintenance standards  maximizes the value of each property.  Our managing member may subcontract property management services with either an affiliate or third party property management organization.  Currently, our properties are managed under subcontracts with CB Richard Ellis, Inc., Essex Realty Management, Inc. and Mercury Investments, Inc.

Competition

We experienced and may continue to experience competition for tenants from owners and managers of comparable projects which may include our managing member and its affiliates.  As a result, we may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on our results of operations.  At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Employees and Consultants

We have no direct employees.  Employees of Cornerstone Ventures, Inc., an affiliate of our managing member, perform a full range of real estate services including property acquisition, leasing, property management, accounting, asset management and investor relations for us.  Our managing member may also engage consultants to provide these services when our managing member deems this to be in our best interest.  See Item 13 — “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to our managing member and its affiliates for these services.

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

We may not generate sufficient cash for distributions.  If the rental revenues from the properties we own do not exceed our operational expenses, we will not be able to make cash distributions until such time as we sell a property.

Our managing member, its affiliates, and its officers also have management responsibilities to other entities.     Cornerstone Ventures, Inc. may have conflicts of interests in allocating management time between us and other entities.  These other entities will purchase, operate and sell the same type of properties, which we  purchase, own and operate.  Our managing member, which is operated by Cornerstone Ventures, Inc., may have conflicts of interest in determining which entity will acquire a particular property.  A conflict could also arise in deciding whether or not to sell a property since the interest of our managing member and the interests of our unit holders may differ as a result of their financial and tax position and the compensation to which our managing member or affiliates may be entitled to receive upon the sale of a property.

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

We obtained satisfactory Phase I environmental assessments on each property we purchased.  A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of government agencies for the purpose of determining the likelihood of environmental contamination.  A Phase I assessment includes only non-invasive testing.  It is possible that all environmental liabilities were not identified in the Phase I assessments we obtained or that a prior owner, operator or current occupant has created an environmental condition which we do not know about.  There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground storage tanks or groundwater contamination.

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

As of the date of this report, we own seven properties:  Normandie Business Center in Torrance, California; Sky Harbor Business Park in Northbrook, Illinois; Arrow Business Center in Irwindale, California; Zenith Business Centre in Glenview, Illinois; Paramount Business Center in Paramount, California, Interstate Commerce Center in Tempe, Arizona; and Shoemaker Industrial Park in Santa Fe Spring, California.   We purchased these properties for all cash, without debt financing.   In February 2007, we entered into a definitive agreement with an unaffiliated party to sell Sky Harbor Business Park.

Following is a description of our properties :

Normandie Business Center, Torrance, CA

On September 27, 2002, we purchased an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,711 leaseable square feet.  Our total acquisition cost was approximately $3.9 million.  As of December 31, 2006, this property was  97.5% leased to 28 units whose spaces range in size from 1,200 to 3,358 square feet.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is one of the largest and most active industrial submarkets in Los Angeles County near the ports of  Los Angeles and Long Beach.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2002	93%
2003	95%
2004	91%
2005	95%
2006	94%

The property was built in 1989 and  is currently in good physical condition.  We intend to make modest repairs and improvements to this property over the next few years.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2006:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	6	9,075	$100,863	18.6%	19.7%
2008	17	28,383	303,819	58.3%	59.3%
2009	5	10,053	107,424	20.6%	21.0%
2010	—	—	—	—	—
2011	—	—	—	—	—
	28	47,511	$512,106	97.5%	100.0%

Sky Harbor Business Park, Northbrook, Illinois

On December 27, 2002, we purchased an existing multi-tenant business park known as the Sky Harbor Business Park, a single-story building built in 1976 consisting of approximately 41,422 square feet of leasable space on approximately 2.145 acres of land.  Our total acquisition cost was approximately $2.6 million.  As of December 31, 2006, the property was 100% leased to 5 units whose spaces range in size from approximately 5,016 to 15,057 square feet.   The property is located in the Chicago area, specifically in the Northern Cook County Industrial sub-market in the Village of Northbrook, Illinois.

We have entered into a definitive agreement to sell Sky Harbor Business Park for $3.2 million to an unaffiliated party. On  March 16, 2006, the purchaser’s right to terminate the purchase agreement without penalty ended and their deposit became non refundable.   As of December 31, 2006, this property had been classified as held for sale in accordance with FAS No. 144.

The property’s historical average occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy(%)
2002	100%
2003	86%
2004	57%
2005	61%
2006	100%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 consisting of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land.  Our total acquisition cost was approximately $6.0 million.  As of December 31, 2006, the property was 100% leased to 42 units whose spaces range in size from approximately 800 square feet to over 4,800 square feet.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2002	95%
2003	97%
2004	91%
2005	95%
2006	99%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2006:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2007	29	45,818	$449,310	65.8%	67.1%
2008	6	9,198	89,076	13.2%	13.3%
2009	2	2,960	38,457	4.3%	5.8%
2010	2	8,896	61,642	12.8%	9.2%
2011 and thereafter	3	2,720	31,008	3.9%	4.6%
	42	69,592	$669,493	100.0%	100.0%

(1)             Although a majority of the leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically tenants renew on a one year basis.  Existing leases at the property generally include annual rental increases ranging between 3% and 7%.

Zenith Drive Centre, Glenview, Illinois

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre.  Zenith Drive Centre is a single-story, three building property built in 1978 consisting of approximately 37,900 square feet of leasable space on approximately 2.54 acres of land.  Our total acquisition cost was approximately $5.3 million. As of December 31, 2006, the property was 79% leased to 27 units whose spaces range in size from approximately 100 square feet to 6,000 square feet. Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2002	97%
2003	98%
2004	100%
2005	69%
2006	74%

The industrial park’s tenants operate varying business, including light manufacturing and distribution, light assembly, warehousing and service office that encompasses a wide variety of businesses.

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2007	12	13,108	$216,168	34.5%	49.5%
2008	6	5,753	57,072	15.1%	13.1%
2009	5	7,375	79,656	19.4%	18.2%
2010	—	—	—	—	—
2011 and thereafter	4	3,925	84,160	10.3%	19.3%
	27	30,161	$437,056	79.4%	100.0%

(1)             Although a majority of the leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically tenants renew on a one year basis.  Existing leases at the property generally include annual rental increases ranging between 3% and 7%.  The table excludes the billboard and cell site leases.

Clear Channel Communications leases a portion of the land parcel for the purpose of maintaining and displaying a billboard sign.  Annual rent is $40,000 paid annually in advance.  This lease expires in 2013.  Successive five-year extensions run until 2038.

Cingular Wireless leases a portion of the land parcel for the purpose of maintaining and operating a cell-site.  This lease expires in 2028.  Monthly rent is currently $1,843 per month.

Paramount Business Center, Paramount, California

 On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story two building property built in 1985 consisting of approximately 30,157 square feet on approximately 1.66 acres of land.  Our total acquisition cost was approximately $3.2 million. As of December 31, 2006, the property was 100% leased to ten units whose spaces range in size from 1,988 square feet to 4,336 square feet. The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2002	98%
2003	100%
2004	100%
2005	93%
2006	100%

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	2	7,270	$68,284	24.1%	24.1%
2008	6	18,508	173,045	61.4%	61.0%
2009	1	2,220	21,312	7.4%	7.5%
2010	1	2,159	21,218	7.1%	7.4%
2011	—	—	—	—	—
	10	30,157	$283,859	100.0%	100.0%

Interstate Commerce Center, Tempe, Arizona

On September 30, 2005, we purchased a multi-tenant industrial park built in 1987 in Tempe, Arizona, near the Phoenix airport.  This property consists of four buildings totaling 83,205 square feet of leasable space situated on approximately 5.02 acres of land.  Our total acquisition cost was approximately $7.5 million.  As of December 31,

2006, the property was 100% leased to 4 units whose spaces range in size from 8,372 square feet to 40,200 square feet.  The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2002	85%
2003	75%
2004	82%
2005	82%
2006	87%

Lease for one of the tenant who occupies 3 units will expire in 2009, representing 48% of the total property leaseable area.

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	—	—	$—	—	—
2008	1	8,372	75,348	10.1%	11.8%
2009	3	40,200	308,700	48.3%	48.1%
2010	1	19,930	143,496	24.0%	22.4%
2011 and thereafter	1	14,703	113,412	17.6%	17.7%
	6	83,205	$640,956	100.0%	100.0%

Shoemaker Industrial Park, Santa Fe Spring, California

On June 28, 2006 we acquired Shoemaker Industrial Park. The acquisition price was $9.9 million. This property consists of three buildings totaling 86,000 square feet of leasable space situated on approximately  4.0 acres of land.  As of December 31, 2006, the property was 86% leased to 19 units whose spaces range in size from 1,960 square feet to 13,617 square feet The property’s historical occupancy rates are as follows:

Year Ending Dec 31	Average Annual Occupancy (%)
2002	92%
2003	92%
2004	97%
2005	99%
2006	79%

The following table sets forth lease expiration information for the next five years:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2007	6	24,803	$181,674	28.8%	32.5%
2008	8	22,819	217,072	26.5%	38.8%
2009	5	16,760	160,248	19.5%	28.7%
2010	—	—	—	—	—
2011	—	—	—	—	—
	19	64,382	$558,994	74.8%	100.0%

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which we or our assets are subject.  In addition, no such material proceedings are known to be contemplated against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our members in the fourth quarter of 2006.

PART II

Item 5.  Market for Membership Interests, Related Member Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our units of membership interests and it is not anticipated that a public trading market for the units will develop.  Under our operating agreement, our managing member has the right to refuse to permit the transfer of units in its reasonable discretion.

Holders

On August 18, 2005, we completed our public offering of units.  We had sold a total of 100,000 units of membership interest to 1,448 investors for a total investment of $50,000,000.  The sale of the units of membership interest was made pursuant to a Registration Statement filed pursuant to the Securities Act of 1933, as amended.

Distributions

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

As of December 31, 2006, we have distributed a total of  $6,075,200 to our investors, of which $5,993,161 was paid to unit holders and $82,039 was paid to our managing member.  Of the amount paid to unit holders, $786,495 was paid directly from funds of our managing member. We contemplate making distributions quarterly but distributions may be made more or less frequently.

On January 16, 2007, we distributed an additional $630,136 to unit holders.

Equity Compensation Plan Information

We do not have any equity compensation plans and no units of membership interests are issuable under any individual compensation arrangement.

Unit Repurchases

We did not repurchase any units of membership interests during the calendar year of  2006.

Item 6.  Selected Financial Data

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

	Years Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$3,298,044	$2,103,343	$1,173,628	$507,896	$131,335

Income (loss) from continuing operations	$795,807	$591,974	$339,570	$257,068	$(93,796)
Income from discontinued operations	$77,978	$36,301	$26,004	$64,150	$—
Net Income (loss)	$873,785	$628,275	$365,574	$321,218	$(93,796)

Basic and diluted income per share
Income (loss) from continuing operations	$7.16	$6.33	$6.97	$9.54	$(7.27)
Income from discontinued operations	$0.70	$0.39	$0.53	$2.38	$—

Cash distributions per unit to public unit holders	$25.00	$21.55	$21.61	$21.76	$17.24

Balance Sheet Data

	Years Ended December 31,
	2006	2005	2004	2003	2002

Total assets	$40,268,535	$41,505,561	$24,395,612	$13,870,190	$7,567,741
Total liabilities (all current)	$1,133,425	$744,486	$308,829	$350,127	$408,376

The comparability of the information set forth above is materially affected by our public offering and sale of membership interests, beginning in August 2001 and completed in August of 2005, and by our acquisition of a property in each of September and December 2002, December 2003, January, April and September 2005, and June 2006.  See Item 2 entitled “Description of Properties”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the our audited financial statements and notes thereto as well as the Section ”Properties” contained elsewhere in this report.

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

In June 2001, the FASB issued Statement of  Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), we allocate the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.  The requirements are applicable to all acquisitions subsequent to July 1, 2001.

The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired.  Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information.

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.  The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our statement of operations.

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in intangible asset — in-place leases in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

Investment in Real Estate Held-for-Sale

The Company evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the provisions of FIN 48; however, we do not expect the adoption of this interpretation to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities”. SFAS 157 and 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 and 159 on the consolidated financial statements.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

At the end of 2006, we owned seven properties, six of the properties were operated for the entire year of 2006.  We purchased one additional property in June of 2006.

Rental revenues and tenant reimbursements increased to $3,298,044 in 2006 from $2,103,343 in 2005   Approximately $755,000 of this increase is attributable to operating the three properties acquired in 2005 for an entire year in 2006, approximately $374,000 is attributable to the property acquired during 2006, with the remaining increase is due to rental increases from properties owned prior to 2004.

Property operating and maintenance increased to $877,764 in 2006 from $465,027 in 2005.  Approximately $212,000 of this increase is attributable to refurbishing vacant spaces from four properties, with the remaining attributable to the four properties we acquired during 2005 and 2006.

Property taxes increased to $560,751 in 2006 from $290,683 in 2005 primarily from the full year’s impact of properties purchased during 2005 and one new acquisition during 2006.

General the administrative expenses increased to $461,929 in 2006 from $414,225 in 2005.  The increase primarily resulted from higher audit and accounting fees.

Depreciation and amortization expense increased to $905,724 in 2006 from $632,275 in 2005 primarily from the full year’s impact of properties purchased during 2005 and one new acquisiont during 2006.

Interest, dividends and other income increased to $303,931 in 2006 from $290,841 in 2005.  This increase is attributable to higher interest rate earned on our invested funds, partially offset by lower average funds available for investment, in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

At the end of 2004, we owned three properties, all which were operated for the entire year of 2004.  During 2005, we purchased three additional properties.  These new properties were added in January, April and September of 2005.  These acquisitions do account for most of the variation in 2005.

Rental revenues and tenant reimbursements increased to $2,103,343 in 2005 from $1,173,628 in 2004.  Approximately $821,000 of this increase is attributable to the three properties acquired in 2005, with the remaining increase coming from rental increases from properties owned in 2004.  The 2005 increases in property operating and maintenance expenses, property taxes and, depreciation and amortization were primarily due to the additional properties.

Property operating and maintenance increased to $465,027 in 2005 from $221,518 in 2004 primarily from three properties purchased in 2005

Property taxes increased to $290,683 in 2005 from $133,055 in 2004 resulted primarily from property purchased in 2005.

General and administrative expenses increased to $414,225 in 2005 from $237,978 in 2004.  Audit and accounting fees increased due to additional procedures and compliance reviews related to the new properties.  The 2005 expenses also include costs associated with due diligence on two properties not ultimately purchased by us.  We also incurred approximately $12,000 in California limited liability company income taxes in 2005 not previously assessed.

Depreciation and amortization expense increased to $632,275 in 2005 from $280,602 in 2004, as a result of  the increase in properties.

Interest, dividends and other income increased to $290,841 in 2005 from $39,095 in 2004.  This increase is attributable to both the increase in the interest rate paid on our money market and short-term investments and the increase in the amount of funds invested during 2004.

Discontinued Operations

During 2006, we determined that the potential sale of Sky Harbor Business Park  to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.    Net income from discontinued operations was $77,978 and $36,301 and $26,004 for the years ended December 31, 2006, 2005 and 2004 respectively.

Liquidity and Capital Resources

As of March 12, 2007, we had $1,479,940 in cash and cash equivalents.  We intend to use these funds to make capital improvements to the properties and to provide operating reserves.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the company, and allow for cash distributions to our unit holders. During the year ended December 31, 2005, our managing member funded $412,035 to our unit holders to maintain a 5% annual return on their capital contribution.   Such amounts will not be reimbursed by us to our managing member and has been reflected in the total capital contribution of our managing member disclosed above. During 2006, managing member funded $0 to our unit holders.

Contractual Obligations

On February 6, 2007 we entered into a definitive agreement to sell Sky Harbor Business Park for $3.2 million to an unaffiliated party. On  March 16, 2006, the purchaser’s right to terminate the purchase agreement without penalty ended and their deposit became non refundable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in FDIC insured savings accounts and securities backed by the United States government, which, by their nature, are not subject to interest rate fluctuations.  At times, cash balances may be in excess of amounts insured by Federal agencies.

Item 8.  Financial Statements and Supplementary Data

Our financial statements, related notes and supplemental Schedule III are contained on pages F-1 to F-12 of this report.  The index to such items is included in Item 15(a).

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002. The efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors.  We anticipate that additional changes may be made to our internal controls and procedures.   Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Cornerstone Industrial Properties, LLC is a California limited liability company, which was initially organized for the purpose of being our managing member. Our managing member is owned by Cornerstone Ventures, Inc. and various investors none of whom have any voting rights or control with respect to the operations of our managing member.

Our managing member  also acts as the manager of another investment fund and is a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of our managing member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of our managing member and provides many of the services necessary for our managing member to fulfill its responsibilities to us.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of

March 15, 2007, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our managing member and has sole voting control with respect to our operations.

Board of Directors of Manager of Managing Member

Terry G. Roussel, age 53, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of our managing member of the Fund.  Mr. Roussel is also the President, Chief Executive Officer and a Director of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC, and the majority shareholder, a director and an officer of Pacific Cornerstone Capital, Inc.  Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

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

Alfred J. Pizzurro, age 51, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a shareholder, director and officer of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering that closed in August of 2005.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

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

Joseph H. Holland, age 50, is currently the Managing Member of Uptown Partners, LLC, a real estate group developing market-rate, multi-family housing in New York City.  He is also of counsel with the law firm of Van Lierop, Burns & Bassett, where he handles a wide-ranging real estate law practice focused on the development of affordable housing projects in the New York City metropolitan area.  Mr. Holland is Director, New York State Urban Development Corporation, gubernatorial appointee since 2000, Director, Municipal Assistance Corporation of the City of New York, gubernatorial appointee since 1998 and a Member, Board of Trustees, Cornell University since 1998.

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

Timothy C. Collins, age 59, has been Founder and Principal of T.C. Collins & Associates since 1987. T.C. Collins & Associates is involved in the areas of real estate consulting and management in California, Hawaii and Nevada, principally in project entitlement, project and corporate finance, construction management and property management.

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

Robert E. Witt, age 73, is the President of Witt Management Group which provides business consulting services. Mr. Witt was most recently Managing Director, Foreign Investments of Roth Capital Partners, LLC, a noted investment banking firm located in Newport Beach, California.  Prior to joining Roth Capital Partners in 1999, Mr. Witt was Chairman & CEO of South Coast Financial Securities, a full service investment firm that he founded in 1992.

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

Management of the Managing Member

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.   Additional officers of Cornerstone Ventures, Inc. are:

Sharon C. Kaiser, age 62, has served as the Chief Financial Officer of Cornerstone Ventures, Inc. since October 2005.  Ms. Kaiser joined Cornerstone in July 2005 as Chief Financial Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC.  Ms. Kaiser is responsible for finance and accounting and  IT and human resources functions.

Prior to joining Cornerstone, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc., Westfield is one of the largest REITs in the world.

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

Ms. Kaiser holds a Bachelor of Science in Business Administration from the University of Southern California and has been a Certified Public Accountant since 1981.

Dominic J. Petrucci, age 43, joined Cornerstone Ventures, Inc. in 2002 and has been Chief Operating Officer since 2004.  Mr. Petrucci is responsible for overseeing all operations and implementing strategic growth for the company.  During his tenure at Cornerstone, he led Cornerstone’s real estate acquisition and operations and served as head of sales and marketing operations.  Mr. Petrucci is also the Chief Operating Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC.

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

Robert C. Peterson, age 47, has served as Chief Investment Officer of Cornerstone Ventures, Inc. since 2004.  Mr. Peterson has been involved with Cornerstone related entities since Cornerstone’s joint venture began in 1993.  Mr. Peterson is also the Chief Investment Officer of Cornerstone Core Properties REIT, Inc. and the Chief Investment Officer of its advisor, Cornerstone Realty Advisors, LLC. Mr. Peterson was previously Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $5 billion of commercial real estate on behalf of many of the largest private and public institutional investors in the United States. In his capacity, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the western half of the United States for KBS.  Mr. Peterson was with KBS since its inception in 1992 until 2003.

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

Compensation

We reimburse our managing member for its direct expenses in administering our business and pay our managing member compensation for its services as provided in the operating agreement.  Our managing member is also entitled to receive a percentage of net cash flow from operations and net sales proceeds, both as defined in our operating agreement.  We will not pay our managing member any other compensation for its services as managing member.  See “Management Compensation.”

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

During the period from January 1, 2006 through December 31, 2006, there were no Section 16(a) filings required.

Code of Business Conduct and Ethics

Cornerstone Ventures, Inc. has adopted a Code of Business Conduct and Ethics that applies to all of its officers and directors.

Item 11.  Compensation of our Managing Member and Affiliates

There were no compensation, fees and reimbursements paid to our managing member and affiliates during the year ended December 31, 2006.  We reimbursed our managing member for organization and offering costs incurred on our behalf in the amount of $520,180 in 2004 and $819,580 in 2005.  In connection with our public offering of units of membership interests, we paid selling commissions to our affiliated dealer manager of $1,373,278 in 2004 and $2,135,823 in 2005, a substantial portion of which was reallowed by the dealer manager to other broker dealers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Member Matters

There are no units of membership interest owned by our managing member as of December 31, 2006.  There are five units of membership interest owned by Terry G. Roussel as of December 31, 2006.

No arrangements exist which would, upon implementation, result in a change in control of the company.

We do not have any equity compensation plans and did not have any such plan as of December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation and Fees to be paid to our Managing Member and its Affiliates

We have not participated any transactions with related parties involving amounts in excess of $120,000 since the beginning of our 2006 fiscal year.  Following is a summary of the compensation and fees to be paid by us to our managing member and its affiliates in connection with the operation of the company and the liquidation of our properties.

Type of Compensation and Recipient	Method of Compensation	Amount

OPERATIONAL STAGE

Property management fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	Not determinable at this time

Property refurbishment supervision fee payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	Not determinable at this time

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

10% of net cash flow from operations each year until unit holders have received distributions equal to an 8% per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations

Not determinable at this time

Reimbursement of actual cost of goods, materials and other services supplied to us by our managing member	Reimbursement of actual expenses and costs	Not determinable at this time

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

Incentive share of net sales proceeds payable to our managing member

After the unit holders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unit holders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales

Not determinable at this time

Director Independence

We are a limited liability company, not a corporation, and are therefore managed by our managing member, Cornerstone Industrial Properties LLC, rather than by a board of directors.  Our managing member is managed by Cornerstone Ventures, Inc., which has a board of directors comprised of two directors, Terry G. Roussel and Alfred A. Pizzurro.  Since our securities are not listed on a national securities exchange or an inter-dealer quotation system, we are not subject to the director independence standards that are applicable to listed entities.  Neither Mr. Roussel nor Mr. Pizzurro would be considered independent as defined in the rules applicable to listed entities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP audited our financial statements for the years ended December 31, 2006, 2005 and 2004.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by BDO Seidman, LLP for the years ending December 31, 2006 and 2005 were as follows:

Services Provided	2006	2005
Audit Fees	$126,702	$96,859
Audit Related Fees	500	32,075
Tax Fees	—	—
All Other Fees	6,000	4,500
Total	$133,202	$133,434

Audit Fees.    The aggregate fees billed for the years ended December 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.    The aggregate fees billed for the years ended December 31, 2006 and 2005 were for services provided for our property acquisitions and for acquisition-related audits.

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

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP		F-2
	Balance Sheets as of December 31, 2006 and 2005		F-3
	Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004		F-4
	Statements of Members’ Capital for the Years Ended December 31, 2006, 2005 and 2004		F-5
	Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004		F-6
	Notes to Financial Statements		F-7

(a) (2)	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation

(a) (3)	Exhibits

	3.1	Articles of Organization (incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999).

	3.2	Operating Agreement (incorporated by reference to Registration Statement on Form S-11, File No. 333-107750, filed August 8, 2003).

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

	3.5	Amended No. 1 to Operating Agreement.

	14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K filed on March 29, 2006)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2007.

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

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	March 21, 2007
Terry G. Roussel

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	March 21, 2007
Alfred J. Pizzurro

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Registered Public Accounting Firm

To the Members

Cornerstone Realty Fund, LLC

Irvine, California

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2006, 2005, and 2004, and the related statements of operations, members’ capital and cash flows for each of the three years then ended.  In connection with our audits of the financial statements, we also have audited the 2006 ,2005 and 2004 supplementary information included in Schedule III. These financial statements and financial statement schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 15, 2007

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

BALANCE SHEETS

ASSETS

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$2,248,653	$13,488,985

Investments in real estate
Land	11,778,635	7,878,635
Buildings and improvements, less accumulated depreciation of $1,120,182 in 2006 and $531,909 in 2005	22,257,853	16,301,799
Intangible lease value, less accumulated amortization of $83,824 in 2006 and $41,912 in 2005	466,176	508,088
Intangible asset — in-place leases, less accumulated amortization of $557,389 in 2006 and $359,683 in 2005	336,752	561,165
Investment in real estate assets held-for-sale, net	2,619,008	2,434,996
	37,458,424	27,684,683
Other assets
Non-real estate assets associated with discontinued operations.	112,366	13,053
Escrow deposit and other costs	8,149	6,322
Tenant and other receivables	232,817	205,656
Prepaid insurance	7,314	14,272
Leasing commissions, less accumulated amortization of $130,832 in 2006 and $50,007 in 2005	200,812	92,590

Total assets	$40,268,535	$41,505,561

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$361,634	$226,277
Real estate taxes payable	194,194	179,842
Tenant security deposits	302,321	225,237
Liabilities associated with property held for sale	165,710	113,130
Intangible lease liability, less accumulated amortization of $44,647 in 2006	109,566	—
Total liabilities	1,133,425	744,486

Members’ capital (100,000 units authorized, 100,000 units issued and outstanding at 2006 and 2005)	39,135,110	40,761,075
Total liabilities and members’ capital	$40,268,535	$41,505,561

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenues
Rental revenues	$2,749,101	$1,862,828	$1,017,100
Tenant reimbursements	548,943	240,515	156,528
	3,298,044	2,103,343	1,173,628
Expenses
Property operating and maintenance	877,764	465,027	221,518
Property taxes	560,751	290,683	133,055
General and administrative expenses	461,929	414,225	237,978
Depreciation and amortization	905,724	632,275	280,602
	2,806,168	1,802,210	873,153

Interest, dividends and other income	303,931	290,841	39,095

Income from continuing operations	795,807	591,974	339,570

Income from discontinued operations	77,978	36,301	26,004

Net income	$873,785	$628,275	$365,574

Net income allocable to managing member	$87,379	$62,827	$36,557

Net income allocable to unit holders:
From continuing operations	$716,226	$532,777	$305,613
From discontinued operations	70,180	32,671	23,404
	$786,406	$565,448	$329,017
Per share amounts:
Basic and diluted income from continuing operations allocable to unit holders	$7.16	$6.33	$6.97
Basic and diluted income from discontinued operations allocable to unit holders	$0.70	$0.39	$0.53
Basic and diluted weighted average units outstanding	100,000	84,127	43,857

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2003	$13,520,063

Net proceeds from offering	11,668,875
Deferred offering costs paid to Managing Member	(520,180)
Distributions to unit holders	(947,549)
Net income	365,574

Balance, December 31, 2004	24,086,783

Net proceeds from offering	18,266,507
Capital contributed by Managing Member	412,035
Deferred offering costs paid to Managing Member	(819,580)
Distributions to unit holders	(1,812,945)
Net income	628,275

Balance, December 31, 2005	40,761,075

Distributions to unit holders	(2,499,750)
Net income	873,785

Balance, December 31, 2006	$39,135,110

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES
Net income	$873,785	$628,275	$365,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740,802	456,308	227,453
Amortization of intangible lease assets, net	194,971	240,772	118,911
Changes in operating assets and liabilities:
Other assets	(319,810)	13,417	(364,241)
Accounts payable and accrued liabilities	135,026	147,458	(4,560)
Real estate taxes payable	58,764	184,108	(26,403)
Tenant security deposits	85,583	104,091	(10,335)
Net cash provided by operating activities	1,769,121	1,774,429	306,399

INVESTING ACTIVITIES
Investments in real estate	(10,509,703)	(16,125,283)	(237,768)
Net cash used in investing activities	(10,509,703)	(16,125,283)	(237,768)

FINANCING ACTIVITIES
Advances from Managing Member	—	—	59,839
Net proceeds from offering	—	18,266,507	11,668,875
Capital contributed by Managing Member	—	412,035	—
Deferred offering costs paid to Managing Member	—	(819,580)	(520,180)
Distributions to unit holders	(2,499,750)	(1,812,945)	(947,549)
Net cash (used in) provided by financing activities	(2,499,750)	16,046,017	10,260,985

Net increase in cash	(11,240,332)	1,695,163	10,329,616

Cash and cash equivalents - beginning of year	13,488,985	11,793,822	1,464,206

Cash and cash equivalents - end of year	$2,248,653	$13,488,985	$11,793,822

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

NOTES TO FINANCIAL STATEMENTS

1.             Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unit holders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

The operating agreement, as amended and restated, provides, among other things, for the following:

The Managing Member generally has complete and exclusive discretion in the management and control of the Fund; however, unit holders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the Managing Member.

Net Cash Flow from Operations, as defined, will be distributed 90% to the unit holders and 10% to the Managing Member until the unit holders have received a specified cumulative, non-compounded annual return on their Invested Capital Contributions, as defined. A 12% return applies to specified early investors for the twelve-month period subsequent to the date of their Invested Capital Contributions and is in lieu of the 8% return during that period.  Otherwise, unit holders are entitled to receive 90% of the cash flow from operations until they receive an 8% non-compounded annual return.

Net Sales Proceeds, as defined, will be distributed first, 100% to the unit holders in an amount equal to their Invested Capital Contributions; then, 90% to the unit holders and 10% to the Managing Member until the unit holders have received an amount equal to the unpaid balance of their aggregate cumulative, non-compounded annual return on their Invested Capital Contributions; and thereafter, 50% to the unit holders and 50% to the Managing Member.

Net Income, as defined, is allocated first, 10% to the Managing Member and 90% to the unit holders until Net Income allocated equals cumulative Net Losses, as defined, previously allocated in such proportions; second, in proportion to and to the extent of Net Cash Flow from Operations and Net Sales Proceeds previously distributed to the members, exclusive of distributions representing a return of Invested Capital Contributions; and then 50% to the Managing Member and 50% to the unit holders.

Net Loss is allocated first, 50% to the Managing Member and 50% to the unit holders, until Net Loss allocated equals cumulative Net Income previously allocated in such proportions; then remaining Net Loss is allocated 10% to the Managing Member and 90% to the unit holders.

All allocations and distributions to the unit holders are to be pro rata in proportion to their share of the allocations and distributions.

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

The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired.  Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information.

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.  The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our statement of operations.

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in intangible assets — in-place leases in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

Anticipated amortization of lease intangibles for each of the five following years ended December 31, 2006 is as follows:

Lease Intangibles
2007	$134,810
2008	123,495
2009	91,029
2010	45,499
2011	41,912

As of December 31, 2006, accumulated depreciation and amortization related to investments in real estate, investments in real estate assets held-for-sale, and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Investments in Real Estate	$11,778,635	$23,378,035	$550,000	$894,141	$(154,213)

Investments in Real estate assets held-for-sale	418,855	2,447,790	—	—	—
Less: accumulated depreciation and amortization from continuing operations	—	(1,120,182)	(83,824)	(557,389)	44,647
Less: accumulated depreciation from discontinued operations	—	(247,637)	—	—	—
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$12,197,490	$24,458,006	$466,176	$336,752	$(109,566)

Depreciation and amortization expense associated with investments in real estate, real estate assets held-for-sale, and related lease intangibles was $935,773, $697,080, and $346,364 in 2006, 2005, and 2004, respectively.

On June 28, 2006, we purchased an existing multi-tenant industrial property known as the Shoemaker Industrial Park for a purchase price of $9.9 million. The purchase price was allocated to land of $3.9 million and buildings of $6.0 million.  Buildings will be depreciated on a straight-line method over a 39-year period.  The amortization of in-place leases is based on an allocation of $86,400 to in-place leases, and the amortization of below market rent is based on an allocations of $41,100 to below market rent, both of which are amortized through 2009.

Investments in Real Estate Assets Held-for- Sale

The Company evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. As of December 31, 2006, we determined that the potential sale of Sky Harbor Business Park  to a third party was probable and classified it as held for sale in accordance with SFAS No. 144. See Note 9 for additional information.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of December 31, 2006, the Fund has recorded $331,644 in leasing commissions.  The unamortized portion of this asset was $200,812 at December 31, 2006.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation is contractual rent increases.  Rental receivables are periodically evaluated for collectibility.

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

Impact of New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the provisions of FIN 48; however, we do not expect the adoption of this interpretation to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities”. SFAS 157 and 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3.                                     Investments in Real Estate

Acquisition Activities

On September 27, 2002, the Fund purchased an existing multi-tenant business park known as Normandie Business Center, located in Torrance, California for an investment of $4,067,943.  Normandie Business Center consists of two single-story buildings containing a total of 48,711 (unaudited) leasable square feet.

On December 27, 2002, the Fund purchased an existing multi-tenant business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for an investment of $2,866,645.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 (unaudited) leasable square feet.

On December 10, 2003, the Fund purchased an existing multi-tenant park known as Arrow Business Center located in Irwindale, California for an investment of $6,056,034.  The property consists of three single-story buildings containing a total of 69,592 (unaudited) leasable square feet.

On January 25, 2005, the Fund purchased an existing multi-tenant industrial park known as Zenith Drive Centre located in Glenview, Illinois for an investment of $4,719,714.  The property is a single-story, three building property consisting of approximately 37,900 (unaudited) leasable square feet.  Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.  Management separately valued these leases and the resulting amounts are included in intangible lease value.  The value of these leases is amortized over the remaining respective terms.

On April 28, 2005, the Fund purchased an existing multi-tenant industrial park known as Paramount Business Center located in Paramount, California, for an investment of $3,028,838.  Paramount Business Center is a single-story two building property of approximately 30,157 (unaudited) square feet.

On September 30, 2005, the Fund purchased a multi-tenant industrial park in Tempe, Arizona, near the Phoenix airport, for an investment of $7,381,094.  This property consists of four buildings totaling 83,205 (unaudited) square feet of leasable space.

On June 28, 2006, the Fund purchased a multi-tenant industrial property known as Shoemaker Industrial Park located in Santa Fe Spring, California, for an investment of $9,905,925. Shoemaker Industrial Park consists of three single buildings located on approximately 4 acres of land with approximately 86,084 (unaudited) square feet of leasable space.

Future Minimum Lease

The future minimum lease payments to be received under existing operating leases for the seven properties as of December 31, 2006 are as follows:

Years ending December 31,
2007	$2,633,840
2008	1,714,127
2009	1,105,401
2010	473,627
2011	367,669
Thereafter	786,958
$7,081,622

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

4.                                     Real Estate Assets and Liabilities Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At December 31, 2006, one of our properties were classified as held-for-sale.  In addition to classifying the property as held-for-sale, the financial results are reported as discontinued operations in the Statement of Operations.  The table below provides information on our held-for-sale assets and liabilities.

As of December 31, 2006, the assets related to the properties held for sale and related liabilities were as follows:

	December 31, 2006	December 31, 2005
Real estate assets held-for-sale, net
Land	$418,855	$418,855
Building and improvements, net of accumulated depreciation	2,200,153	2,016,141
	$2,619,008	$2,434,996

Other assets held for sale	$112,366	$13,053
Liabilities associated with property held for sale	165,710	113,130

5.             Deferred Offering Costs Advanced by Managing Member

The Managing Member incurred specific incremental costs in connection with the offering of membership units.  Reimbursement by the Fund of such offering costs was limited to 4% of the gross proceeds of the Fund’s offering.  At December 31, 2005, the Fund has fully repaid all offering costs incurred by Managing Member.

6.             Related Party Transactions

Through December 31, 2005, the Managing Member made capital contributions to the Fund in the amount of $896,474, which is inclusive of the in substance capital contribution discussed below.

During the years ended December 31, 2005, the Managing Member, at its sole discretion, funded $412,035 to the Fund’s unit holders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.  Amounts funded in 2005 and prior years,  totaling $586,138, have been credited to the Managing Member’s Capital Account as an in substance capital contributions and recorded as a distribution to unit holders.  The Fund is not required to make distributions to its members, and accordingly, there is no guarantee that the Managing Member will subsidize such distributions in the future.

The Managing Member and/or its affiliates were entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the years ended December 31, 2006, 2005 and 2004, the total fees, compensation and reimbursements were $0, $2,135,823 and $1,373,278, respectively.

The Fund is required to reimburse its Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the years ended December 31, 2006, 2005 and 2004, the Fund reimbursed  $0, $819,580 and $520,180, respectively, of these costs to the Managing Member.

7.             Quarterly Financial Data (unaudited)

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,
Revenues	$668,803	$719,427	$951,468	$958,346
Income (loss) allocable to unit holders:
From continuing operations .	125,236	159,571	203,757	227,661
From discontinuing operations	(20,154)	16,999	28,048	45,288
Per share amounts:
Basic and diluted income from continuing operations allocable to unit holders	$1.25	$1.60	$2.04	$2.28
Basic and diluted income (loss) from discontinuing operations allocable to unit holders	$(0.20)	$0.17	$0.28	$0.45

Basic and diluted weighted average units outstanding	100,000	100,000	100,000	100,000

	Three Months Ended
2005	March 31,	June 30,	September 30,	December 31,
Revenues	$472,031	$581,212	$580,593	$469,507
Income (loss) allocable to unit holders:
From continuing operations	146,121	101,531	191,677	93,448
From discontinuing operations	(502)	17,265	(13,540)	29,448
Per share amount:
Basic and diluted income from continuing operations allocable to unit holders	$2.30	$1.34	$1.98	$0.93
Basic and diluted income (loss) from discontinuing operations allocable to unit holders	$(0.01)	$0.23	$(0.14)	$0.29

Basic and diluted weighted average units outstanding	63,617	75,745	96,609	100,000

8.     Pro Forma Financial Information (Unaudited)

During the year ended December 31, 2006, we acquired one property for a total investment of $9.9 million.  The following unaudited pro forma information for the years ended December 31,2006 and 2005 has been prepared to reflect the incremental effect of the acquisition as if such transactions had occurred on January 1, 2005.  As these acquisitions are assumed to have been made on January 1, 2005, the units outstanding as of December 31, 2006 are assumed to have been sold and outstanding as of January 1, 2005 for purposes of calculating per unit data.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$3,659,640	$2,842,316
Depreciation and amortization	982,661	786,149
Net income allocable to unit holders — basic and diluted	$686,666	$759,210
Per unit basic and diluted income allocable to unit holders	$6.87	$7.59
Basic and diluted units outstanding	100,000	100,000

9.             Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of September 30, 2006, we determined that the potential sale of Sky Harbor Business Park  to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.  Depreciation and amortization of Sky Harbor Business Park was not recorded for the period of October 1, 2006 to December 31, 2006 in accordance with SFAS No. 144.  No properties were sold during the years ended December 31, 2006, 2005 and 2004. We included all results of these discontinued operations in a separate component of income on the statements of operations under the heading Income from Discontinued Operations. This treatment resulted in certain reclassifications of 2006, 2005 and 2004 financial statement amounts.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Total revenues	$376,211	$268,564	$230,463
Operating expenses and real estate taxes	223,538	167,458	138,696
Real estate related depreciation and amortization	74,695	64,805	65,763

Income from discontinued operations	$77,978	$36,301	$26,004

Income from discontinued operations allocable to managing member	$7,798	$3,630	$2,600
Income from discontinued operations allocable to unit holders	70,180	32,671	23,404

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition		Gross Amount Invested						Life on which Depreciation in Latest Income
Description	Encum- brance	Land	Building and Improvements	Improvements	Carry Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed
Investments in Real Estate
Normandie Business Center Torrance, CA	—	$1,783,075	$2,206,040	$78,828	—	$1,783,075	$2,284,868	$4,067,943	$281,035	1988	09/27/02	39 years

Arrow Business Center Irwindale ,CA	—	2,337,470	3,660,205	55,481	—	2,337,470	3,715,686	6,053,156	324,750	1987	12/10/03	39 years

Zenith Business Center Chicago ,IL	—	908,090	3,791,782	19,842	—	908,090	3,811,624	4,719,714	187,423	1978	01/25/05	39 years

Paramount Business Center Paramount, CA	—	1,100,000	1,925,516	3,322	—	1,100,000	1,928,838	3,028,838	81,329	1985	04/30/05	39 years

Interstate Commerce Center Tempe, AZ	—	1,750,000	5,494,927	136,167	—	1,750,000	5,631,094	7,381,094	168,319	1987	09/30/05	39 years

Shoemaker Ave, Santa Fe Springs, CA	—	3,900,000	5,994,215	11,710	—	3,900,000	6,005,925	9,905,925	77,326	1974	06/28/06	39 years
		11,778,635	23,072,685	305,350	—	11,778,635	23,378,035	35,156,670	1,120,182
Real estate assets Held-for-Sale
Sky Harbor Business Park Chicago, IL	—	418,855	2,206,035	241,755	—	418,855	2,447,790	2,866,645	247,637	1976	12/27/02	39 years
		418,855	2,206,035	241,755	—	418,855	2,447,790	2,866,645	247,637

Totals	—	$12,197,490	$25,278,720	$547,105	—	$12,197,490	$25,825,825	$38,023,315	$1,367,819

	Cost	Accumulated Depreciation

Balance at December 31, 2003	$12,273,074	$128,674

2004 Additions	237,768	214,023

Balance at December 31, 2004	$12,510,842	$342,697

2005 Additions	14,821,849	374,565

Balance at December 31, 2005	$27,332,691	$717,262

2006 Additions	10,690,624	650,557

Balance at December 31, 2006	$38,023,315	$1,367,819