Form 10-Q
period 2007-03-31
CORNERSTONE REALTY FUND LLC
filed 2007-05-11
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006 (a)
	(unaudited)
ASSETS

Cash and cash equivalents	$1,950,000	$2,249,000
Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, net	22,148,000	22,258,000
Intangible lease assets, net	456,000	466,000
Intangible in place lease asset, net	299,000	337,000
Investment in real estate assets held for sale, net	2,619,000	2,619,000
	37,301,000	37,459,000
Other assets
Non-real estate assets associated with property held for sale	95,000	112,000
Utility deposits	8,000	8,000
Tenant and other receivables	237,000	233,000
Prepaid expenses	63,000	7,000
Leasing commissions, less accumulated amortization of $162,000 in 2007 and $131,000 in 2006	224,000	201,000

Total assets	$39,878,000	$40,269,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and other liabilities	$277,000	$362,000
Real estate taxes payable	217,000	194,000
Tenant security deposits	306,000	302,000
Liabilities associated with property held for sale	155,000	166,000
Intangible lease liability, net	94,000	110,000
Total liabilities	1,049,000	1,134,000

Members’ capital (100,000 units authorized and outstanding at March 31, 2007 and December 31, 2006)	38,829,000	39,135,000

Total liabilities and members’ capital	$39,878,000	$40,269,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31 2006.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Rental revenues	$802,000	$537,000
Tenant reimbursements and other income	160,000	132,000
	962,000	669,000
Expenses
Property operating and maintenance	173,000	168,000
Property taxes	136,000	134,000
General and administrative	116,000	150,000
Depreciation and amortization	258,000	211,000
	683,000	663,000

Interest, dividends and other income	16,000	131,000

Income from continuing operations	295,000	137,000

Income (loss) from discontinued operation	29,000	(20,000)

Net income	$324,000	$117,000

Net income allocable to managing member	$32,000	$12,000

Net income allocable to unitholders
From continuing operations	265,000	123,000
From discontinued operations	27,000	(18,000)
	292,000	105,000
Per unit amounts:
Basic and diluted income from continuing operations allocable to unit holders	$2.65	$1.23
Basic and diluted income from discontinued operations allocable to unit holders	$0.27	$(0.18)
Basic and dilulted income allocable to unit holders	$2.92	$1.05

Basic and diluted weighted average units outstanding	100,000	100,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2006	$39,135,000

Cash distributions to unit holders	(630,000)
Net income	324,000

Balance, March 31, 2007	$38,829,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$324,000	$117,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	258,000	228,000
Changes in operating assets and liabilities
Other assets	(98,000)	(26,000)
Accounts payable and accrued liabilities	(85,000)	(24,000)

Net cash provided by operating activities	399,000	295,000

INVESTING ACTIVITIES
Real estate improvements	(68,000)	(61,000)

Net cash used in investing activities	(68,000)	(61,000)

FINANCING ACTIVITIES
Distributions to members	(630,000)	(630,000)

Net cash used in financing activities	(630,000)	(630,000)

Net decrease in cash	(299,000)	(396,000)

Cash and cash equivalents at beginning of period	2,249,000	13,489,000

Cash and cash equivalents at end of period	$1,950,000	$13,093,000

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

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

The interim unaudited condensed financial statements have been prepared in accordance with  our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

•                  Effective February 22, 2007, our Operating Agreement was amended to permit repurchase of units on such terms and conditions as the managing member may determine.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  We place our cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies.

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized.  Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.  Tenant improvements are depreciated over the lesser of their useful life or the related lease term.

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at March 31, 2007.

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in intangible assets — in-place leases in the balance sheet and amortized to expense over the remaining non-cancelable term of the respective leases.

Anticipated amortization of in-place and below market lease intangibles is as follows:

Lease Intangibles
April 1, 2007 to December 31, 2007	$70,000
2008	82,000
2009	49,000
2010	4,000
2011	—

As of March 31, 2007, accumulated depreciation and amortization related to investments in real estate, investments in real estate assets held-for-sale, and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Investments in Real Estate	$11,779,000	$23,446,000	$550,000	$894,000	$(154,000)

Less: accumulated depreciation and amortization from continuing operations	—	(1,298,000)	(94,000)	(595,000)	60,000
	11,799,000	22,148,000	456,000	299,000	(94,000)

Investments in Real estate assets held for sale	419,000	2,448,000	—	—	—
Less: accumulated depreciation from assets held for sale	—	(248,000)	—	—	—
	419,000	2,200,000	—	—	—
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$12,198,000	$24,348,000	$456,000	$299,000	$(94,000)

Depreciation and amortization related to investment in real estate, investments in real estate held for sale and related lease intangibles for the three months ended March 31, 2007 and 2006 were $258,000 and $228,000 respectively.

Investments in Real Estate Assets Held-for- Sale

We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. As of December 31, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.  On April 16, 2007, we sold Sky Habor Business Park for $3.2 million to Lizzadro Properties, Inc., an unaffiliated party.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of March 31, 2007, we had recorded approximately $385,000 in leasing commissions.  The unamortized portion of this asset was $224,000 at March 31, 2007.

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

Impact of New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities”. SFAS 157 and 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period presentation.

3.                                     Real Estate Assets and Liabilities Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At December 31, 2006, one of our properties were classified as held-for-sale.  In addition to classifying the property as held-for-sale, the financial results are reported as discontinued operations in our Statements of Operations.  The table below provides information on our held-for-sale assets and liabilities.

As of March 31, 2007 and December 31, 2006, the assets related to the properties held for sale and related liabilities were as follows:

	March 31, 2007	December 31, 2006
Real estate assets held-for-sale
Land	$419,000	$419,000
Building and improvements, net of accumulated depreciation	2,200,000	2,200,000
	$2,619,000	$2,619,000

Other assets held for sale	$95,000	$112,000
Liabilities associated with property held for sale	155,000	166,000

4.                                      Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of September 30, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.  Depreciation and amortization of Sky Harbor Business Park was not recorded for the period of October 1, 2006 to March 31, 2007 in accordance with SFAS No. 144.   We included all results of these discontinued operations in a separate component of income on the statements of operations under the heading Income from Discontinued Operations. This treatment resulted in certain reclassifications of 2006 financial statement amounts.

The following is a summary of the components of income from discontinued operations for the period ending March 31, 2007 and year ended December 31, 2006.

	March 31, 2007	March 31, 2006
Total revenues	$95,000	$62,000
Property operating and maintenance and property taxes	66,000	66,000
Depreciation and amortization	—	16,000

Income (loss) from discontinued operations	$29,000	$(20,000)

Income (loss) from discontinued operations allocable to managing member	$2,000	$(2,000)
Income (loss)from discontinued operations allocable to unit holders	27,000	(18,000)

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

Results of Operations

As of March 31, 2007, we had purchased seven multi-tenant industrial business park properties in three major metropolitan areas and one of which was held for sale.   Six of these properties were purchased before 2006 and one property was purchased in June 2006.  The results of continuing operations reflect a full three months of operations for six properties in 2007 and five properties in 2006.   The results of continuing operations for the three months ended March 31, 2007 and 2006 are discussed below.

Revenue for the first quarter of 2007 increased to $962,000 from $669,000 for the comparable period of 2006.  The increase was due to the property purchased during 2006 and higher overall occupancy during the first three months in 2007.

Property operating and maintenance expenses increased to $173,000 in 2007 from $168,000 in 2006 due to the property purchased during 2006, offset by lower maintenance costs during the first three months of 2007.  During 2006, we incurred move out costs that did not recur this year.    Property taxes increased to $136,000 in 2007 from $134,000 in 2006.  This increase is due to the property we purchased during 2006, offset by adjustments to property rates on existing properties .

General and administrative costs decreased to $116,000 in the first quarter of 2007 from $150,000 in the comparable quarter of 2006.  The decrease was due primarily to lower consulting fees in 2007.  Depreciation and amortization increased to $258,000 in the the first quarter of 2007 from $211,000 in the comparable quarter of 2006 as a result of the addition of one property during 2006.

Interest and other income decreased to $16,000 for the three months ended March 31, 2007 from $131,000 for the same period of 2006 due to lower cash available for investment after June 2006.

Liquidity and Capital Resources

Our planned $50,000,000 equity offering is now complete and we do not expect to raise any additional funds. On April 16, 2007, we sold Sky Harbor Business Park for a gross sale price of $3.2 million, before selling costs of approximately $170,000 (which are not completely determinable at this time).  We intend to use the existing cash balance for capital improvements to the properties and for operating expenses and reserves.  Cash in excess of these needs will be available for our recently approved unit repurchase program and for distribution to unit holders.

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

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

In January 2007, we commenced a solicition of written consent and approval from the holders of the our units to approve an amendment to our operating agreement, without the necessity of holding a special meeting of the members, to:

(i)                eliminate the prohibition on repurchases of units by the company; and

(ii)    add a provision to our operating agreement specifically permitting the managing member to cause us to repurchase units at any time, and from time to time, on such terms and conditions as the managing member may determine in its sole discretion; provided that such repurchases do not jeopardize our status as a partnership for federal income tax purposes or cause us to be treated as a publicly-traded partnership.

The affirmative consent of a majority of the outstanding percentage interests was required to approve the amendment to the operating agreement. As of February 22, 2007, we received affirmative consents from holders of a majority of the percentage interests represented by outstanding units and therefore concluded the consent process and caused our operating agreement to be amended as of such date.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11 day of May.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)