Form 10-Q
period 2007-06-30
CORNERSTONE REALTY FUND LLC
filed 2007-08-09
CIK 1073149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006 (a)
	(unaudited)
ASSETS

Cash and cash equivalents	$4,714,000	$2,249,000
Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, net	21,978,000	22,258,000
Intangible lease assets, net	445,000	466,000
Intangible in-place lease asset, net	263,000	337,000
Investment in real estate assets held for sale, net	—	2,619,000
	34,465,000	37,459,000
Other assets
Assets associated with property held for sale	—	112,000
Utility deposits	8,000	8,000
Tenant and other receivables, net	214,000	233,000
Prepaid expenses	42,000	7,000
Leasing commissions, less accumulated amortization of $207,000 in 2007 and $131,000 in 2006	208,000	201,000

Total assets	$39,651,000	$40,269,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and other liabilities	$209,000	$362,000
Real estate taxes payable	185,000	194,000
Tenant security deposits	325,000	302,000
Liabilities associated with property held for sale	—	166,000
Liabilities associated with disposed property	32,000	—
Intangible lease liability, net	81,000	110,000
Total liabilities	832,000	1,134,000

Members’ capital (100,000 units authorized and outstanding at June 30, 2007 and December 31, 2006)	38,819,000	39,135,000

Total liabilities and members’ capital	$39,651,000	$40,269,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31 2006.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Rental revenues	$766,000	$577,000	$1,568,000	$1,114,000
Tenant reimbursements and other income	240,000	142,000	400,000	274,000
	1,006,000	719,000	1,968,000	1,388,000
Expenses
Property operating and maintenance	233,000	233,000	406,000	402,000
Property taxes	156,000	112,000	291,000	246,000
General and administrative	115,000	135,000	233,000	284,000
Depreciation and amortization	272,000	197,000	530,000	408,000
	776,000	677,000	1,460,000	1,340,000

Interest, dividends and other income	41,000	137,000	57,000	268,000

Income from continuing operations	271,000	179,000	565,000	316,000

Discontinued operations
Income (loss) from discontinued operations	15,000	17,000	45,000	(3,000)
Gain on sale of real estate	320,000	—	320,000	—

Net income	$606,000	$196,000	$930,000	$313,000

Net income allocable to managing member	$61,000	$20,000	$93,000	$31,000

Net income (loss) allocable to unitholders
Continuing operations	$244,000	$161,000	$509,000	$285,000
Discontinued operations	301,000	15,000	328,000	(3,000)
	$545,000	$176,000	$837,000	$282,000
Per unit amounts
Basic and diluted income from continuing operations allocable to unit holders	$2.44	$1.61	$5.09	$2.85
Basic and diluted income (loss) from discontinued operations allocable to unit holders	3.01	0.15	3.28	(0.03)
Basic and dilulted income allocable to unit holders	$5.45	$1.76	$8.37	$2.82

Basic and diluted weighted average units outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2006	$39,135,000

Cash distributions to unit holders	(1,246,000)
Net income	930,000

Balance, June 30, 2007	$38,819,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$930,000	$313,000
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on sale of real estate	(320,000)	—
Depreciation and amortization	530,000	454,000
Amortization of intangible lease liabilities	(29,000)	(6,000)
Changes in operating assets and liabilities
Other assets	14,000	(50,000)
Accounts payable, accrued liabilities and other liabilities	(273,000)	140,000
Net cash provided by operating activities	852,000	851,000

INVESTING ACTIVITIES
Real estate addition	(80,000)	(10,263,000)
Net proceeds received from sale of real estate	2,939,000	—
Net cash provided (used in) investing activities	2,859,000	(10,263,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(1,246,000)	(1,246,000)
Net cash used in financing activities	(1,246,000)	(1,246,000)

Net increase (decrease) in cash	2,465,000	(10,658,000)

Cash and cash equivalents at beginning of period	2,249,000	13,489,000

Cash and cash equivalents at end of period	$4,714,000	$2,831,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.            Organization and Business

Cornerstone Realty Fund, LLC is a California limited liability company that invests in multi-tenant industrial business parks catering to small business tenants.  We purchase existing, leased properties located in major metropolitan areas in the United States on an all cash basis without debt financing.  We own six properties as of the date of this report.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

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

The interim unaudited condensed financial statements have been prepared in accordance with  our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2.            Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ materially from the estimates in the near term.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at June 30, 2007.

The Fund records acquisitions in accordance with FASB Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

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

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.  The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenues on our statement of operations.

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenues and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased.The amount allocated to acquired in-place leases is included in intangible assets — in-place leases in the balance sheet and amortized to expense over the remaining non-cancelable term of the respective leases.

Anticipated amortization of in-place and below market lease intangibles is as follows:

Lease Intangibles
July 1, 2007 to December 31, 2007	$48,000
2008	81,000
2009	49,000
2010	4,000
2011	-

As of June 30, 2007, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Asset	In lace Lease Asset	Intangible Lease Liability
Investments in Real Estate	$11,779,000	$23,458,000	$550,000	$894,000	$(154,000)
Less: accumulated depreciation and amortization	-	(1,480,000)	(105,000)	(631,000)	73,000
Net investments in Real Estate	$11,779,000	$21,978,000	$445,000	$263,000	$(81,000)

                Depreciation and amortization related to investment in real estate and related lease intangibles for the three and six months ended June 30, 2007 were $214,000 and $425,000 respectively.  Depreciation and amortization related to investment in real estate and related lease intangibles for the three and six months ended June 30, 2006 were $174,000 and $363,000 respectively.

Discontinued Operation

Sky Harbor Business Park - Northbrook, IL

On April 16, 2007, we sold our 41,422 square foot property located in Northbrook, IL commonly known as “Sky Harbor Business Park”, for $3.2 million to an unaffiliated third party.  Net cash proceeds were $2.9 million after payment of related closing costs and other transaction expenses. A property disposition fee of $32,000 or 1% of the sales price was paid to CIP, in accordance with the terms of operating agreement.

We classified the assets and liabilities for this property at December 31, 2006 in our consolidated balance sheet as held for sale. In addition, we have classified its results of operations, for all periods presented, and gains from its sale, as discontinued operations on our consolidated statements of income.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  Included in depreciation and amortization on the statement of operations is amortization of leasing commissions for the three and six months ended June 30, 2007 was $45,000 and $76,000, respectively.  Amortization of leasing commissions for the three and six months ended June 30, 2006 was $23,000 and $45,000, respectively.

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

3.                                     Real Estate Assets and Liabilities from discontinued operations

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

As of June 30, 2007 and December 31, 2006, the assets related to the properties held for sale and related liabilities were as follows:

	June 30, 2007	December 31, 2006
Real estate assets from discontinued operations :
Land	$–	$419,000
Building and improvements, net of accumulated depreciation	–	2,200,000
	$–	$2,619,000

Other assets held for sale	$–	$112,000
Liabilities associated with discontinued operation	$32,000	$166,000

4.             Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of September 30, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.  Depreciation and amortization of Sky Harbor Business Park was not recorded for the period of October 1, 2006 to April 16, 2007, the disposition date, in accordance with SFAS No. 144.   We included all results of these discontinued operations in a separate component of income on the statements of operations under the heading Discontinued Operations. This treatment resulted in certain reclassifications of 2006 financial statement amounts.

The following is a summary of the components of income from discontinued operations for the period ended June 30, 2007 and 2006.

	June 30 2007	June 30, 2006
Total revenues	$120,000	$144,000
Property operating and maintenance and property taxes	75,000	107,000
Depreciation and amortization	–	40,000

Income (loss) from discontinued operations	$45,000	$(3,000)

Gain on sale of real estate	320,000	–

Income (loss) from discontinued operations allocable to managing member	$5,000	$–
Income (loss)from discontinued operations allocable to unit holders	$40,000	$(3,000)
	$45,000	$(3,000)

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

Results of Operations

Three months ended June 30, 2007 and 2006

As of June 30, 2007, we owned six multi-tenant industrial properties in three major metropolitan markets. Five of these properties were purchased before 2006, and one property was purchased in June  2006. In the fourth quarter of 2006, we determined that the sale of Sky Harbor Business Park was probable, and we reported operating results for this property as discontinued operations in accordance with SFAS No. 144. The sale was completed in April 2007.  The results of continuing operations reflect a full three months of operations for six properties in 2007 and five properties in 2006.

Revenues for the second  quarter of 2007 increased to $1,006,000 from $719,000 for the comparable period of 2006.  The increase was primarily due to the property purchased in June 2006 and higher overall occupancy rates.

Property operating and maintenance expenses in the second quarter of 2007 were comparable to the 2006 quarter, as a result of an overall decrease  in mainenance costs  for properties owned in the 2006 quarter, offset by expenses incurred for the property purchased in June 2006.  Property taxes increased to $156,000 in 2007 from $112,000 in 2006.  This increase is due to the property purchased during 2006 and increased property tax rates on existing properties in 2007.

General and administrative costs decreased to $115,000 in the second quarter of 2007 from $135,000 in the comparable quarter of 2006.  The decrease is due primarily to non-recurring consulting fees incurred in 2006.  Depreciation and amortization increased to $272,000 in the the first quarter of 2007 from $197,000 in the comparable quarter of 2006 as a result of the property purchased in 2006.

Interest and other income decreased to $41,000 for the three months ended June 30, 2007 from $137,000 for the same period of 2006 due to lower cash available for investment after June 2006.

 Six months ended June 30, 2007 and 2006

Revenues for the first six months of 2007 increased to $1,968,000 from $1,388,000 for the comparable period of 2006.  The increase was due to the property purchased during 2006 and higher overall occupancy rates.

Property operating and maintenance expenses increased to $406,000 in the firs six months of 2007 from $402,000 in the first six months of 2006 due to the property purchased during 2006, offset by lower maintenance costs during the first half  of  2007.  Property taxes increased to $291,000 in the first six months of  2007 from $246,000 in the first six months of  2006.  The increase was due to the property purchased in 2006 and increases to property tax rates on existing properties in 2007.

General and administrative costs decreased to $233,000 in the first six months of 2007 from $284,000 in the comparable period of 2006.  The decrease was due primarily to non-recurring consulting fees incurred in 2006.  Depreciation and amortization increased to $530,000 in the the first six months of 2007 from $408,000 in the comparable period of 2006 as a result of the addition of one property during 2006.

Liquidity and Capital Resources

Our planned $50,000,000 equity offering is complete and we do not expect to raise any additional funds. On April 16, 2007, we sold Sky Harbor Business Park for a gross sale price of $3.2 million.   We intend to use the existing cash balance for capital improvements to the properties and for operating expenses and reserves.  Cash in excess of these needs will be available for our recently approved unit repurchase program and for distribution to unit holders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of August.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC. its Manager

	By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

	By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)