Form 10-Q
period 2007-09-30
CORNERSTONE REALTY FUND LLC
filed 2007-11-13
CIK 1073149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC

(A California limited Liability Company)

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006 (a)
	(unaudited)
ASSETS

Cash and cash equivalents	$4,762,000	$2,249,000
Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, net	21,873,000	22,258,000
Intangible lease assets, net	435,000	466,000
Intangible in-place lease asset, net	229,000	337,000
Investment in real estate assets held for sale, net	—	2,619,000
	34,316,000	37,459,000
Other assets
Assets associated with property held for sale	—	112,000
Tenant and other receivables, net	245,000	233,000
Prepaid expenses and other assets	30,000	15,000
Leasing commissions, less accumulated amortization of $237,000 in September 30, 2007 and $131,000 in December 31, 2006	199,000	201,000

Total assets	$39,552,000	$40,269,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and other liabilities	$314,000	$362,000
Real estate taxes payable	336,000	194,000
Tenant security deposits	315,000	302,000
Liabilities associated with property held for sale	—	166,000
Intangible lease liability, net	71,000	110,000
Total liabilities	1,036,000	1,134,000

Members’ capital (100,000 units authorized and outstanding at September 30, 2007 and December 31, 2006)	38,516,000	39,135,000

Total liabilities and members’ capital	$39,552,000	$40,269,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31 2006.

CORNERSTONE REALTY FUND, LLC

(A California limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Rental revenues	$841,000	$748,000	$2,409,000	$1,862,000
Tenant reimbursements and other income	181,000	204,000	581,000	478,000
	1,022,000	952,000	2,990,000	2,340,000
Expenses
Property operating and maintenance	238,000	210,000	644,000	612,000
Property taxes	152,000	184,000	443,000	430,000
General and administrative	97,000	94,000	331,000	378,000
Depreciation and amortization	259,000	255,000	788,000	663,000
	746,000	743,000	2,206,000	2,083,000

Interest, dividends and other income	45,000	18,000	102,000	286,000

Income from continuing operations	321,000	227,000	886,000	543,000

Discontinued operations
Income from discontinued operations	—	31,000	45,000	28,000
Gain on sale of real estate	—	—	320,000	—

Net income	$321,000	$258,000	$1,251,000	$571,000

Net income allocable to managing member	$32,000	$26,000	$125,000	$57,000

Net income allocable to unit holders
Continuing operations	$289,000	$204,000	$798,000	$489,000
Discontinued operations	—	28,000	328,000	25,000
	$289,000	$232,000	$1,126,000	$514,000
Per unit amounts
Basic and diluted income from continuing operations allocable to unit holders	$2.89	$2.04	$7.98	$4.89
Basic and diluted income from discontinued operations allocable to unit holders	—	0.28	3.28	0.25
Basic and diluted income allocable to unit holders	$2.89	$2.32	$11.26	$5.14

Basic and diluted weighted average units outstanding	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(A California limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

(Unaudited)

Balance, December 31, 2006	$39,135,000

Cash distributions to unit holders	(1,870,000)
Net income	1,251,000

Balance, September 30, 2007	$38,516,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC

(A California limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,251,000	$571,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(320,000)	—
Depreciation and amortization	788,000	734,000
Amortization of intangible lease liabilities	(39,000)	(27,000)
Changes in operating assets and liabilities
Other assets	(19,000)	(130,000)
Accounts payable, accrued liabilities and other liabilities	(59,000)	221,000
Net cash provided by operating activities	1,602,000	1,369,000

INVESTING ACTIVITIES
Real estate additions	(158,000)	(10,341,000)
Net proceeds received from sale of real estate	2,939,000	—
Net cash provided by (used in) investing activities	2,781,000	(10,341,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(1,870,000)	(1,870,000)
Net cash used in financing activities	(1,870,000)	(1,870,000)

Net increase (decrease) in cash	2,513,000	(10,842,000)

Cash and cash equivalents at beginning of period	2,249,000	13,489,000

Cash and cash equivalents at end of period	$4,762,000	$2,647,000

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

The interim unaudited condensed financial statements have been prepared in accordance with our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

•                  Net Cash Flow from Operations, as defined, will be distributed 90% to the unit holders and 10% to the Managing Member until the unit holders have received either an 8% or 12% cumulative, non-compounded annual return on their Invested Capital Contributions, as defined. The 12% return applies to specified early investors for the twelve-month period subsequent to the date of their Invested Capital Contributions and is in lieu of the 8% return during that period. Distributions may be made only if the Managing Member determines in its reasonable judgement that we have sufficient cash exceeding those needed to fulfill our buiness purpose. To date, no distributions have been made to the Managing Member, based on the  determination of our cash requirements. However, based on the current statabilzed status of our portfolio, we expect to begin making distributions to the Managing Member in the fourth quarter of 2007.

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

•                  All allocations and distributions to the unit holders are to be pro rata in proportion to their ownership shares.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at September 30, 2007.

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

Anticipated amortization of in-place and below market lease intangibles is as follows:

Lease Intangibles
October 1, 2007 to December 31, 2007	$24,000
2008	81,000
2009	49,000
2010	4,000
2011	—

As of September 30, 2007, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Asset	In-Place Lease Asset	Intangible Lease Liability
Investments in Real Estate	$11,779,000	$23,537,000	$550,000	$894,000	$(154,000)
Less: accumulated depreciation and amortization	—	(1,664,000)	(115,000)	(665,000)	83,000
Net investments in Real Estate	$11,779,000	$21,873,000	$435,000	$229,000	$(71,000)

                Depreciation and amortization related to investment in real estate and related lease intangibles for the three and nine months ended September 30, 2007 were $218,000 and $643,000 respectively.  Depreciation and amortization related to investment in real estate and related lease intangibles for the three and nine months ended September 30, 2006 were $233,000 and $596,000 respectively.

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

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  Included in depreciation and amortization on the statement of operations is amortization of leasing commissions for the three and nine months ended September 30, 2007 was $30,000 and $106,000, respectively.  Amortization of leasing commissions for the three and nine months ended September 30, 2006 was $18,000 and $59,000, respectively.

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

3.                                     Real Estate Assets and Liabilities from discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At December 31, 2006, one of our properties was classified as held-for-sale.  In addition to classifying the property as held-for-sale, the financial results are reported as discontinued operations in our Statements of Operations.  The table below provides information on our held-for-sale assets and liabilities.

As of September 30, 2007 and December 31, 2006, the assets related to the properties held for sale and related liabilities were as follows:

	September 30, 2007	December 31, 2006
Real estate assets from discontinued operations:
Land	$—	$419,000
Building and improvements, net of accumulated depreciation	—	2,200,000
	$—	$2,619,000

Other assets held for sale	$—	$112,000
Liabilities associated with discontinued operation	$—	$166,000

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

The following is a summary of the components of income from discontinued operations for the nine month periods ended September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
Total revenues	$120,000	$242,000
Property operating and maintenance, general administrative and property taxes	75,000	149,000
Depreciation and amortization	—	65,000

Income from discontinued operations	$45,000	$28,000

Gain on sale of real estate	$320,000	—

Income from discontinued operations allocable to managing member	$5,000	$3,000
Income from discontinued operations allocable to unit holders	40,000	25,000
	$45,000	$28,000

5.             Commitments and Contingencies

Our managing member has informed us that the Financial Industry Regulatory Authority (“FINRA”, formerly, NASD) is conducting a non-public investigation of Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our managing member, that is, we understand, focused on the private placements conducted by PCC during the period from January 1, 2004 through October 31, 2007.  The investigation is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that PCC is responding to FINRA’s request for information and will continue to cooperate in the investigation.  We cannot, at this time, assess the duration or likely outcome or consequences of this investigation.  Although the FINRA investigation will be a distraction, specific resources of PCC and its affiliates are being assigned to the response effort that will allow our organization to move forward with our business plans.

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

Results of Operations

Three months ended September 30, 2007 and 2006

As of September 30, 2007, we owned six multi-tenant industrial properties in three major metropolitan markets. Five of these properties were purchased before 2006, and one property was purchased in June 2006. In the fourth quarter of 2006, we determined that the sale of Sky Harbor Business Park was probable, and we reported operating results for this property as discontinued operations in accordance with SFAS No. 144. The sale was completed in April 2007.  The results of continuing operations reflect a full three months of operations for six properties in 2007 and 2006.

Total revenues for the third quarter of 2007 increased to $1,022,000 from $952,000 for the comparable period of 2006.  The increase was primarily due to overall higher occupancy rates and rent escalations.

Property operating and maintenance expenses increased to $238,000 in the third quarter of 2007  from $210,000 in the comparable quarter of 2006 primarily due to higher repair and maintenance costs. The third quarter 2007 property taxes decreased to $152,000 from $184,000 in the third quarter of 2006 as the result of a successful property tax appeal on one property, partially offset by higher assessments for other properties.

General and administrative costs increased to $97,000 in the third quarter of 2007 from $94,000 in the comparable quarter of 2006 due to higher Sarbanes-Oxley Act 2002 compliance expenses.

Interest and other income increased to $45,000 in the third quarter of  2007  from $18,000 for the same period of 2006 due to higher invested cash resulting from the sale of Sky Harbor Business Park in the second quarter of 2007.

Nine months ended September 30, 2007 and 2006

Total revenues for the first nine months of 2007 increased to $2,990,000 from $2,340,000 for the comparable period of 2006.  The increase was due to higher overall occupancy rates and rent escalations and a full nine months of revenues in 2007 from the property acquired in June 2006 compared to three months of revenue from this property in 2006.  In addition to higher overall occupancy rates and rent escalations.

Property operating and maintenance expenses increased to $644,000 in the first nine months of 2007 from $612,000 in the first nine months of 2006 due to higher maintenance and repair costs in the 2007 period.  Property taxes increased to $443,000 in the first nine months of 2007 from $430,000 in the first nine months of 2006. The increase was due to the property purchased in 2006 and increases to tax rates on other  properties in 2007.

General and administrative costs decreased to $331,000 in the first nine months of 2007 from $378,000 in the comparable period of 2006.  The decrease was due primarily to non-recurring consulting fees incurred in 2006. Depreciation and amortization increased to $788,000 in the first nine months of 2007 from $663,000 in the comparable period of 2006 as a result of the addition of one property during 2006.

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

We expect to meet our short-term liquidity requirements from net cash generated by operations, which we believe will be adequate to meet operating costs, and allow for cash distributions to the unit holders.  However, current net cash generated by operations is not expected to be sufficient to fund distributions to unit holders at an annual rate of 5%.

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

PART II - OTHER INFORMATION

Item 5.         Other Information

Our managing member has informed us that the Financial Industry Regulatory Authority (“FINRA”, formerly, NASD) is conducting a non-public investigation of Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of our managing member, that is, we understand, focused on the private placements conducted by PCC during the period from January 1, 2004 through October 31, 2007.  The investigation is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that PCC is responding to FINRA’s request for information and will continue to cooperate in the investigation.  We cannot, at this time, assess the duration or likely outcome or consequences of this investigation.  Although the FINRA investigation will be a distraction, specific resources of PCC and its affiliates are being assigned to the response effort that will allow our organization to move forward with our business plans.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 2007.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC. its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)