Form 10-K
period 2007-12-31
CORNERSTONE REALTY FUND LLC
filed 2008-03-17
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:  000-51868

CORNERSTONE REALTY FUND, LLC

(Exact name of the registrant as specified in its charter)

California	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed, or a smaller reporting company.   See definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☒	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐      No  ☒

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $49,997,500 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) based upon the price at which the units of membership interest were sold.

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

ITEM 1. BUSINESS

Overview

Cornerstone Realty Fund, LLC is a California limited liability company (the “Fund”) (formerly Cornerstone Multi-Tenant Industrial Business Parks Fund, LLC and Cornerstone Industrial Properties Income and Growth Fund I, LLC) was formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants.  Our properties are located in major metropolitan areas in the United States and are owned on an all cash basis without debt financing.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

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

Description of Business

We are a real estate fund that seeks return on our investments through the acquisition, management and sale of multi-tenant industrial business parks.  We have purchased and operate a diversified portfolio of six existing, leased multi-tenant industrial business parks catering to the small business tenant.

Our properties are located in major metropolitan areas in the United States.  These are geographic areas nationwide that have historically demonstrated strong levels of demand for rental space by tenants requiring small industrial buildings.  We have properties located in the Los Angeles, Chicago and Phoenix areas.

We have acquired only completed properties that generate current income from rental operations.  Our strategy has been to acquire such properties at prices below what our managing member estimates to be the new development cost of a similar property located within the same competitive geographic area.  In stabilized market areas with high tenant demand, a tenant with an expiring lease may not be able to find a competitive space to rent, causing rental rates and property values to rise to the levels necessary to justify the construction of competitive properties.  If this occurs, we could experience financial gain as a result of having purchased properties at prices below their new development cost.

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

The properties we have acquired cater to the small business tenant and have lease terms ranging from one to five years.  During economic conditions when rental rates are rising rapidly, the short-term leases should allow us to increase rental income at a faster rate than properties with longer-term leases. This occurs due to below market in place rents for the existing tenants coupled with increasing rental rates in a particular market.

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

Our strategy has involved purchasing multi-tenant business parks at prices below replacement cost.  Such opportunities may exist where rental rates at properties configured for the small business tenant are below the levels necessary to justify the development of new projects.  With market rents at such levels, property pricing may be below the levels needed to justify development of competitive properties.

We regularly conduct portfolio property reviews and, if appropriate, we make determinations to dispose of properties that we do not believe meet our strategic criteria based on economic, market and other circumstances.

Properties serving the needs of the small industrial business tenant are operating at or near capacity in many markets, and rental rates in these markets are expected to rise to the point where development of new space is justified.  Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets.  Our investment strategy has been to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and capital appreciation.

Our portfolio is comprised of multi-tenant properties serving the small business tenant in three high tenant demand markets.  The highest dollar amount we have invested in any single property is $9.9 million.  As of December 31, 2007, we had purchased a total of seven properties for an aggregate investment of approximately $37.5 million.  On April 16, 2007, we sold one of our properties to an unaffiliated third party for gross proceeds of $3.2 million.  We do not expect to acquire additional properties.

Property Features

Land  Lot sizes for our properties range from approximately 1.6 to 5.0 acres depending upon the number of buildings and building sizes.  Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project.  Sites are zoned for industrial, commercial and/or office uses depending on local governmental regulations.  The location of each property is an important factor in its future value. We have purchased properties in what we considered to be prime properties in prime locations.

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

Property Selection

The experienced staffs of our managing member were responsible for the selection and evaluation of properties that we acquired.  The acquisition process was performed by our managing member with no acquisition fees payable by us to our managing member.  All property acquisitions were evaluated by our managing member based upon its experience in the area of multi-tenant business parks and our investment objectives and supported by appraisals prepared by a competent independent appraiser.

Our property acquisitions were approved by our managing member after an examination and evaluation of some or all of the following criteria:

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

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property.  Our managing member performs the following asset management services for us:

•                  Creates and implements an individualized plan for enhancing the profitability and value of each property;

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

Although most real estate operating companies charge a separate fee for asset management services, our managing member does not charge us a separate fee for such services.  However, our managing member is entitled to receive an incentive share of our net cash flows from operations, as described under Item 13. “Certain Relationships and Related Transactions”.

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

•                  Periodically inspect tenant spaces for lease compliance; and

•                  Respond to tenant inquiries.

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant business parks are more management intensive.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  Our managing member believes that a very high level of property management service and strict property maintenance standards maximizes the value of each property.  Our managing member may subcontract property management services with either an affiliate or third party property management organization.  Currently, our properties are managed under subcontracts with CB Richard Ellis, Inc., Essex Realty Management, Inc. and Mercury Investments, Inc, which are not affiliated with us or with our managing member.

Competition

We experience competition for tenants from owners and managers of comparable projects which may include our managing member and its affiliates.  As a result, we may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on our results of operations.  At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Employees and Consultants

We have no direct employees.  Employees of Cornerstone Ventures, Inc., an affiliate of our managing member, perform a full range of real estate services including property acquisition, leasing, property management, accounting, and asset management and investor relations for us.  Our managing member may also engage consultants to provide these services when our managing member deems this to be in our best interest.  See Item 13 — “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to our managing member and its affiliates for these services.

ITEM 1A.  RISK FACTORS

In addition to other matters we identify or describe from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.  The risk factors described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

As of the date of this report, we own six properties:  Normandie Business Center in Torrance, California; Arrow Business Center in Irwindale, California; Zenith Business Centre in Glenview, Illinois; Paramount Business Center in Paramount, California, Interstate Commerce Center in Tempe, Arizona; and Shoemaker Industrial Park in Santa Fe Spring, California.   We purchased these properties for all cash, without debt financing.   On April 16, 2007, we sold our 41,422 square foot property located in Northbrook, IL commonly known as “Sky Harbor Business Park”, for $3.2 million to an unaffiliated third party.  This property was purchased for $2.6 million in December 2002.

Following are descriptions of our properties:

Normandie Business Center, Torrance, CA

On September 27, 2002, we purchased an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,711 leaseable square feet.  Our total acquisition cost was approximately $3.9 million.  As of December 31, 2007, this property was 95.5% leased to 28 tenants whose spaces range in size from 1,200 to 3,358 square feet.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is one of the largest and most active industrial submarkets in Los Angeles County near the ports of Los Angeles and Long Beach.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2003	95%
2004	91%
2005	95%
2006	94%
2007	95%

The property was built in 1989 and is currently in good physical condition.  We intend to make modest repairs and improvements to this property over the next few years.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2007:

					Percent of
		Approx.	Base Rent	Percent of	Total
	No. of	Amount of	of Expiring	Total Leasable	Annual Base
Year Ending	Leases	Expiring Leases	Leases	Area Expiring	Rent Expiring
December 31	Expiring	(Sq. Feet)	(Annual $)	(%)	(%)
2008	18	28,593	$349,000	58.7%	62.1%
2009	8	14,278	166,000	29.3%	29.6%
2010	2	3,650	47,000	7.5%	8.3%
2011	—	—	—	—	—
2012 and thereafter	—	—	—	—	—
	28	46,521	$562,000	95.5%	100.0%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 consisting of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land.  Our total acquisition cost was approximately $6.0 million.  As of December 31, 2007, the property was 92.9% leased to 37 tenants whose spaces range in size from approximately 800 square feet to over 4,800 square feet.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2003	97%
2004	91%
2005	95%
2006	99%
2007	94%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2007:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2008	23	32,078	$354,000	46.1%	48.9%
2009	10	19,980	231,000	28.7%	31.9%
2010	3	9,374	106,000	13.5%	14.7%
2011	1	3,200	33,000	4.6%	4.5%
2012 and thereafter	—	—	—	—%	—%
	37	64,632	$724,000	92.9%	100.0%

(1)

Although a majority of the leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically tenants renew on a one year basis. Existing leases at the property generally include annual rental increases ranging between 3% and 7%.

Zenith Drive Centre, Glenview, Illinois

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre.  Zenith Drive Centre is a single-story, three building property built in 1978 consisting of approximately 37,900 square feet of leasable space on approximately 2.54 acres of land.  Our total acquisition cost was approximately $5.3 million.  As of December 31, 2007, the property was 88.2% leased to 30 tenants whose spaces range in size from approximately 100 square feet to 6,000 square feet.  Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2003	98%
2004	100%
2005	69%
2006	74%
2007	92%

The industrial park’s tenants operate varying business, including light manufacturing and distribution, light assembly, warehousing and service office that encompasses a wide variety of businesses.

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2008	16	14,788	$210,000	38.9%	63.0%
2009	7	9,148	70,000	24.1%	21.0%
2010	4	3,528	30,000	9.3%	9.0%
2011	2	3,925	17,000	10.3%	5.0%
2012 and thereafter	1	2,100	7,000	5.5%	2.0%
	30	33,489	$334,000	88.1%	100.0%

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

Cingular Wireless leases a portion of the land parcel for the purpose of maintaining and operating a cell-site.  This lease expires in 2028.  Monthly rent is currently approximately $1,900 per month.

Paramount Business Center, Paramount, California

On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story, two building property built in 1985 consisting of approximately 30,157 square feet on approximately 1.66 acres of land.  Our total acquisition cost was approximately $3.2 million. As of December 31, 2007, the property was 85.6% leased to nine tenants whose spaces range in size from 1,988 square feet to 3,608 square feet. The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2003	100%
2004	100%
2005	93%
2006	100%
2007	96%

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2008	4	12,962	$128,000	43.0%	49.4%
2009	3	8,480	85,000	28.1%	33.1%
2010	2	4,379	45,000	14.5%	17.5%
2011	—	—	—	—	—
2012	—	—	—	—	—
	9	25,821	$258,000	85.6%	100.0%

(1)             Although almost half of the leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically tenants renew on a one year basis.  Existing leases at the property generally include annual rental increases ranging between 3% and 7%.

Interstate Commerce Center, Tempe, Arizona

On September 30, 2005, we purchased a multi-tenant industrial park built in 1987 in Tempe, Arizona, near the Phoenix airport.  This property consists of four buildings totaling 83,385 square feet of leasable space situated on approximately 5.02 acres of land.  Our total acquisition cost was approximately $7.5 million.  As of December 31, 2007, the property was 100% leased to six tenants whose spaces range in size from 8,372 square feet to 19,930 square feet.  The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2003	75%
2004	82%
2005	82%
2006	87%
2007	100%

Lease for one of the tenant who occupies three units will expire in 2009, representing 48% of the total property leaseable area.

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2008	1	8,372	76,000	10.0%	11.6%
2009	3	40,200	309,000	48.2%	47.8%
2010	1	19,930	148,000	24.0%	23.0%
2011	—	—	—	—%	—%
2012 and thereafter	1	14,883	113,000	17.8%	17.6%
	6	83,385	$646,000	100.0%	100.0%

Shoemaker Industrial Park, Santa Fe Spring, California

On June 28, 2006 we acquired Shoemaker Industrial Park. The acquisition price was $9.9 million. This property consists of three buildings totaling 86,000 square feet of leasable space situated on approximately 4.0 acres of land.  As of December 31, 2007, the property was 94.9% leased to 20 tenants whose spaces range in size from 1,960 square feet to 13,617 square feet.  The property’s historical occupancy rates are as follows:

Year Ending Dec 31	Average Annual Occupancy (%)
2003	92%
2004	97%
2005	99%
2006	79%
2007	95%

                The following table sets forth lease expiration information for the next five years:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2008	6	18,899	189,000	21.9%	24.8%
2009	8	28,164	277,000	32.7%	36.3%
2010	4	8,722	94,000	10.1%	12.4%
2011	1	12,300	101,000	14.3%	13.2%
2012	1	13,617	101,000	15.8%	13.3%
	20	81,702	$762,000	94.8%	100.0%

ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which we or our assets are subject.  In addition, no such material proceedings are known to be contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our members in the fourth quarter of 2007.

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

Distributions

Holders of our units are entitled to receive 90% of cash from operations, as defined in the operating agreement, each year until investors receive a specified cumulative, non-compounded annual return, then 50% of cash from operations.  A 12% cumulative non-compounded annual return applies to specified early investors for the 12-month period subsequent to the date of their capital contributions and is in lieu of the 8% return during that period.  Otherwise, investors are entitled to receive 90% of cash flow from operation until they receive an 8% non-compounded annual return.  Holders of our units receive 100% of net proceeds from property sales until they have received the return of their capital contributions, then 90% of net proceeds from property sales until they have received an overall 8% non-compounded annual return, taking into account all prior distributions, and thereafter 50% of net proceeds from property sales.

As of December 31, 2007, we have distributed a total of $8,837,000 to our investors, of which $8,493,000 was paid to unit holders and $344,000 was paid to our managing member.  Of the amount paid to unit holders, $786,000 was paid directly from funds of our managing member. We contemplate making distributions quarterly but distributions may be made more or less frequently.

On January 9, 2008, we distributed an additional $672,000 to our investors, of which $628,000 was paid to unit holders and $44,000 was paid to our managing member.

Equity Compensation Plan Information

We do not have any equity compensation plans and no units of membership interests are issuable under any individual compensation arrangement.

Unit Repurchases

On February 22, 2007, our unit holders approved an amendment to the Fund’s operating agreement to eliminate the prohibition on repurchases of units by the Fund and add a provision to the operating agreement specifically permitting the managing member to cause the Fund to repurchase units at any time, and from time to time, on such terms and conditions as the managing member may determine in its sole discretion; provided that such repurchases do not jeopardize the status of the Fund as a partnership for federal income tax purposes or cause the Fund to be treated as a publicly-traded partnership.

As of December 31, 2007, we have redeemed 280 units at a repurchase price of $435 per unit less a $37.5 per investor transaction fee.

During the quarter ended December 31, 2007, we repurchased units as follows:

Period	Total Number of Units Repurchased (1)	Average Price Paid per Unit	Approximate Number of Units that may yet be purchased under the Program (2)
October 2007	280	$435	1,720
November 2007	—	$435	1,720
December 2007	—	$435	1,720

(1) All units were repurchased pursuant to the Fund’s publicly announced unit repurchase program.

(2) The repurchase program is subject to a limitation on the number of units that can be purchased in any calendar year (initially 2% of the total units outstanding).

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

	Years Ended December 31,
	2007	2006	2005	2004	2003

Revenues	$4,039,000	$3,298,000	$2,103,000	$1,174,000	$508,000

Income from continuing operations	1,285,000	796,000	592,000	340,000	257,000
Income from discontinued operations	351,000	78,000	36,000	26,000	64,000
Net income	$1,636,000	$874,000	$628,000	$366,000	$321,000

Unit holders basic and diluted income per share
Income from continuing operations	$11.57	$7.17	$6.33	$6.97	$9.54
Income from discontinued operations	$3.16	$0.70	$0.38	$0.53	$2.38

Cash distributions per weighted average units outstanding	$25.02	$25.00	$21.55	$21.61	$21.76

Balance Sheet Data

	Years Ended December 31,
	2007	2006	2005	2004	2003

Total assets	$38,830,000	$40,269,000	$41,506,000	$24,396,000	$13,870,000
Total liabilities (all current)	$943,000	$1,134,000	$744,000	$309,000	$350,000

The comparability of the information set forth above is materially affected by our public offering, sale of membership interests, beginning in August 2001and completed in August of 2005, by the acquisition of a property in each of September and December 2002, December 2003, January, April and September 2005, and June 2006, by the sale of one property in April 2007 and cash distributions.  See Item 2 entitled “Description of Properties”.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited financial statements and notes thereto as well as the Section “Properties” contained elsewhere in this report.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates in the near term.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases.  Rental receivables are periodically evaluated for collectibility.

Investments in Real Estate

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquire in-place leases is included in intangible asset — in-place leases in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

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

Impact of New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.  48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.  109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   We adopted FIN 48 on January 1, 2007 and it had no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.  In February 2008, FASB deferred the effective date of SFAS No. 157 for one year for non finanacial assests and non financial liabilities that are recognized or disclosed at fair value in the financnial statements  on a non recurring  basis.  In addition, FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “ Accounting for Leases “ and other accounting pronouncements that address fair  value measurements for purposes of  lease classifications  under SFAS No. 13.

In February 2007, the FASB issued SFAS No.  159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.   The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, FASB issued Statements No.  160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51, SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

Results of Operations

Continuing Operations

During 2007, we owned and operated six properties for the entire year. During 2006, we owned and operated five properties for the entire year and acquired an additional property in June 2006.  In 2005, we owned two properties for the entire year and purchased three additional properties.  These new properties were added in January, April and September of 2005.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Rental revenues and tenant reimbursements and other income increased by $741,000 to $4,039,000 in 2007 from $3,298,000 in 2006 largely due to a full year operation of six properties.

Property operating and maintenance expenses decreased to $840,000 in 2007 from $878,000 in 2006.  The decrease is largely due to tenant space renovation work performed during the second half of 2006 on spaces occupied by new tenants in 2007.

Property taxes increased to $581,000 in 2007 from $561,000 in 2006 primarily due to higher assessed property tax values.

General and administrative expenses decreased to $421,000 in 2007 from $461,000 in 2006.  The decrease is due to a reduction in marketing and accounting expenses, partially offset by higher audit and compliance fees.

Depreciation and amortization expense increased to $1,053,000 in 2007 from $906,000 in 2006 primarily from the full year impact of property acquired in mid-2006.

Interest and other income decreased to $141,000 in 2007 from $304,000 in 2006.  This decrease is attributable to a lower average cash balance in 2007 due to the June 2006 acquisition and cash distributions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Rental revenues and tenant reimbursements and other income increased to $3,298,000 in 2006 from $2,103,000 in 2005.  Approximately $755,000 of this increase is attributable to operating the three properties acquired in 2005 for an entire year in 2006, approximately $374,000 is attributable to the property acquired during 2006, with the remaining increase is due to rental increases from properties owned prior to 2004.

Property operating and maintenance increased to $878,000 in 2006 from $465,000 in 2005.  Approximately $213,000 of this increase is attributable to refurbishing vacant spaces from four properties, with the remaining attributable to the four properties we acquired during 2005 and 2006.

Property taxes increased to $561,000 in 2006 from $291,000 in 2005 primarily from the full year’s impact of properties purchased during 2005 and one new acquisition during 2006.

General and administrative expenses increased to $461,000 in 2006 from $414,000 in 2005.  The increase primarily resulted from higher audit and accounting fees.

Depreciation and amortization expense increased to $906,000 in 2006 from $632,000 in 2005 primarily from the full year’s impact of properties purchased during 2005 and one new acquisition during 2006.

Interest, dividends and other income increased to $304,000 in 2006 from $291,000 in 2005.  This increase is attributable to higher interest rate earned on our invested funds, partially offset by lower average funds available for investment in 2006.

Discontinued Operations

During 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144. This property was sold in April 2007.  A property disposition fee of $32,000 or 1% of the sales price was paid to CIP, in accordance with the terms of operating agreement. Income from discontinued operations was $45,000, $78,000 and $36,000 for the years ended December 31, 2007, 2006 and 2005 respectively.  Gain on sale of real estate was $306,000 for the year ended December 31, 2007.

Liquidity and Capital Resources

As of February 29, 2008, we had approximately $3.8 million in cash and cash equivalents.  We intend to use these funds to make capital improvements to the properties, to provide operating reserves and fund distributions, including the special distribution of $10.00 per unit from the sale of Sky Harbor Business Park to be made in April 2008.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the company, and allow for cash distributions to our unit holders.

Contractual Obligations

Not applicable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, as appropriate, to allow timely decisions regarding required disclosure.  The Chief Executive Officer and the Chief Financial Officer at Cornerstone Ventures, Inc., the manager of our managing member, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our managing member, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our evaluation as of the end of the period covered by this report, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Our managing member also acts as the manager of another investment fund and is a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of our managing member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of our managing member and provides many of the services necessary for our managing member to fulfill its responsibilities to us.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of March 15, 2008, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our managing member and has sole voting control with respect to our operations.

Board of Directors of Manager of Managing Member

Terry G. Roussel, age 54, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of our managing member of the Fund.  Mr. Roussel is also the President, Chief Executive Officer and a Director of Cornerstone Core Properties REIT and Cornerstone Growth & Income REIT, Inc. and their advisor, Cornerstone Realty Advisors, LLC, and the majority shareholder, a director and an officer of Pacific Cornerstone Capital, Inc.  Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

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

Alfred J. Pizzurro, age 52, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a shareholder, director and officer of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering that closed in August of 2005.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time

Between 1993 and 1998, Mr. Pizzurro was responsible for business development both domestically and internationally for The Joseph Company, a research and development company.  From 1986 to 1992, he was the Director of Marketing for a regional real estate company. Mr. Pizzurro served as a pilot in the United States Marine Corps between 1979 and 1986 where he attained the rank of Captain.

Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Financial Oversight Committee

We do not have a board of directors or an audit committee.  Accordingly, as the managing member of our manager, Cornerstone Ventures, Inc. has established a Financial Oversight Committee consisting of Terry G. Roussel, as the Principal Executive Officer and Sharon C. Kaiser, as the Principal Financial Officer of Cornerstone Ventures, Inc.  The Financial Oversight Committee will serve the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accounting firm, and establishing and enforcing our Code of Business Conduct and Ethics.  However, since we and the managing member do not have an audit committee and the Financial Oversight Committee is not independent of us or the managing member, we do not have an “audit committee financial expert.”

Management of the Managing Member

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.   Additional officers of Cornerstone Ventures, Inc. are:

Sharon C. Kaiser, age 63, has served as the Chief Financial Officer of Cornerstone Ventures, Inc. since October 2005.  Ms. Kaiser joined Cornerstone in July 2005 as Chief Financial Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC.  Ms. Kaiser is responsible for finance and accounting.

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

Dominic J. Petrucci, age 45, joined Cornerstone Ventures, Inc. in 2002 and has been Chief Operating Officer since 2004.  Mr. Petrucci is responsible for overseeing all operations and implementing strategic growth for the company.  During his tenure at Cornerstone, he led Cornerstone’s real estate acquisition and operations and served as head of sales and marketing operations.  Mr. Petrucci is also the Chief Operating Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC.

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

From 1990 until early 1996 Mr. Petrucci worked with the Koll organization in various capacities.  He was Chief Financial Officer and Corporate Secretary for Koll Construction, Vice President — Finance for Koll International, and Group Controller for Koll Development.  In his capacities with Kitchell and Koll, Mr. Petrucci was involved in the origination and restructuring of nearly $1.0 billion in debt and equity investments in addition to participation in the marketing and selling of nearly $300.0 million of property.

Mr. Petrucci began his career in the real estate group at KPMG Peat Marwick in Los Angeles where he earned a Certified Public Accountant designation.  Mr. Petrucci earned his Bachelor of Science degree in commerce, with an accounting major from Rider University in Lawrenceville, New Jersey.

Robert C. Peterson, age 49, has served as Chief Investment Officer of Cornerstone Ventures, Inc. since 2004.  Mr. Peterson has been involved with Cornerstone related entities since Cornerstone’s joint venture began in 1993.  Mr. Peterson is also the Chief Investment Officer of Cornerstone Core Properties REIT, (should we include CGI) Inc. and the Chief Investment Officer of its advisor, Cornerstone Realty Advisors, LLC. Mr. Peterson was previously Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). KBS is one of the largest institutional real estate fund managers in the United States. KBS has acquired over $5.0 billion of commercial real estate on behalf of many of the largest private and public institutional investors in the United States. In his capacity, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the western half of the United States for KBS.  Mr. Peterson was with KBS since its inception in 1992 until 2003.

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

Compensation

We reimburse our managing member for its direct expenses in administering our business and pay our managing member compensation for its services as provided in the operating agreement.  Our managing member is also entitled to receive a percentage of net cash flow from operations and net sales proceeds, both as defined in our operating agreement.  See Item 13 for a discussion of the fees we pay to our managing member and its affiliates.

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

During the period from January 1, 2007 through December 31, 2007, there were no Section 16(a) filings required.

Code of Business Conduct and Ethics

Cornerstone Ventures, Inc. has adopted a Code of Business Conduct and Ethics that applies to all of its officers and directors, including Principal Executive Officer and Principal Financial Officer.  The Code of Business Conduct and Ethics can be found on http://www.crefunds.com.

ITEM 11.  COMPENSATION OF OUR MANAGING MEMBER AND AFFILIATES

We do not have executive officers or directors.  We did not pay compensation to the executive officers of our managing member’s managing member for services rendered to us.  See Item 13 for a discussion of the fees paid to and services provided by our managing member and its affiliates

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

There are no units of membership interest owned by our managing member as of December 31, 2007.  There are five units of membership interest owned by Terry G. Roussel as of December 31, 2007 which represents less than 1% of the units outstanding.

No arrangements exist which would, upon implementation, result in a change in control of the Company.

We do not have any equity compensation plans and did not have any such plan as of December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation and Fees to be paid to our Managing Member and its Affiliates

Following is a summary of the compensation and fees paid by us to our managing member and its affiliates in connection with the operation of the company and the liquidation of our properties for the year ended December 31, 2007.

Type of Compensation and Recipient	Method of Compensation	Amount

OPERATIONAL STAGE

Property management fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	$—

Property refurbishment supervision fee payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	$—

Leasing commissions payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years	$—

Incentive share of net cash flow from operations payable to our managing member	10% of net cash flow from operations each year until unit holders have received distributions equal to an 8% per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations	$262,000

Reimbursement of actual cost of goods, materials and other services supplied to us by our managing member	Reimbursement of actual expenses and costs	$—

LIQUIDATION STAGE

Property disposition fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties. Our managing member will not be given an exclusive right to sell our properties	Property disposition fees in an amount equal to 6% of the contract sales price of the property	$32,000

Incentive share of net sales proceeds payable to our managing member	After the unit holders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unit holders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales	$—

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP audited our financial statements for the years ended December 31, 2007, 2006 and 2005.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by BDO Seidman, LLP for the years ending December 31, 2007 and 2006 were as follows:

Services Provided	2007	2006
Audit Fees	$137,000	$126,000
Audit Related Fees	—	1,000
All Other Fees	1,000	6,000
Total	$138,000	$133,000

Audit Fees.    The aggregate fees billed for the years ended December 31, 2007 and 2006 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.    The aggregate fees billed for the years ended December 31, 2007 and 2006 were for services provided for our property acquisitions and for acquisition-related audits

Pre-Approval Policies and Procedures

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

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP
Balance Sheets as of December 31, 2007 and 2006
Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Statements of Members’ Capital for the Years Ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Financial Statements

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

	3.5	Amendment No. 1 to Operating Agreement (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K filed on March 22, 2007)

	14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K filed on March 29, 2006)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March 2008.

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

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	March 14, 2008
Terry G. Roussel

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	March 14, 2008
Alfred J. Pizzurro

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Registered Public Accounting Firm

To the Members

Cornerstone Realty Fund, LLC

Irvine, California

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2007 and 2006, and the related statements of operations, members’ capital and cash flows for each of the three years in the period ended December 31, 2007.  In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index.   These financial statements and schedule are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 14, 2008

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

BALANCE SHEETS

ASSETS

	December 31,
	2007	2006

Assets
Cash and cash equivalents	$4,201,000	$2,249,000

Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, less accumulated depreciation of $1,852,000 in 2007 and $1,120,000 in 2006	21,689,000	22,258,000
Intangible lease value, less accumulated amortization of $126,000 in 2007 and $84,000 in 2006	424,000	466,000
Intangible asset — in-place leases, less accumulated amortization of $699,000 in 2007 and $557,000 in 2006	195,000	337,000
Investment in real estate assets held-for-sale, net	—	2,619,000
	34,087,000	37,459,000
Other assets
Non-real estate assets associated with discontinued operations	—	112,000
Escrow deposit and other costs	8,000	8,000
Tenant and other receivables, less allowance of $72,000 in 2007 and $58,000 in 2006	289,000	233,000
Prepaid assets	57,000	7,000
Leasing commissions, less accumulated amortization of $269,000 in 2007 and $131,000 in 2006	188,000	201,000

Total assets	$38,830,000	$40,269,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$338,000	$362,000
Real estate taxes payable	228,000	194,000
Tenant security deposits	316,000	302,000
Liabilities associated with property held for sale	—	166,000
Intangible lease liability, less accumulated amortization of $94,000 in 2007 and $45,000 in 2006	61,000	110,000
Total liabilities	943,000	1,134,000

Members’ capital (100,000 units authorized and issued at 2007 and 2006; 99,720 and 100,000 units outstanding at 2007 and 2006)	37,887,000	39,135,000
Total liabilities and members’ capital	$38,830,000	$40,269,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

Revenues:
Rental revenues	$3,264,000	$2,749,000	$1,863,000
Tenant reimbursements and other income	775,000	549,000	240,000
	4,039,000	3,298,000	2,103,000
Expenses:
Property operating and maintenance	840,000	878,000	465,000
Property taxes	581,000	561,000	291,000
General and administrative expenses	421,000	461,000	414,000
Depreciation and amortization	1,053,000	906,000	632,000
	2,895,000	2,806,000	1,802,000

Interest and other income	141,000	304,000	291,000

Income from continuing operations	1,285,000	796,000	592,000

Discontinued operation:
Gain on sale of real estate	306,000	—	—
Income from discontinued operations	45,000	78,000	36,000
	351,000	78,000	36,000

Net income	$1,636,000	$874,000	$628,000

Net income allocable to managing member	$164,000	$87,000	$63,000

Net income allocable to unit holders:
From continuing operations	$1,156,000	$717,000	$533,000
From discontinued operations	316,000	70,000	32,000
	$1,472,000	$787,000	$565,000
Per share amounts:
Basic and diluted income from continuing operations allocable to unit holders	$11.57	$7.17	$6.33
Basic and diluted income from discontinued operations allocable to unit holders	$3.16	$0.70	$0.38
Basic and diluted weighted average units outstanding	99,930	100,000	84,127

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2004	$24,087,000

Net proceeds from offering	18,267,000
Capital contributed by managing member	412,000
Deferred offering costs paid to managing member	(820,000)
Cash distributions to unit holders	(1,813,000)
Net income	628,000

Balance, December 31, 2005	$40,761,000

Cash distributions to unit holders	(2,500,000)
Net income	874,000

Balance, December 31, 2006	$39,135,000

Cash distributions to unit holders	(2,500,000)
Cash distributions to managing member	(262,000)
Units repurchased and retired	(122,000)
Net income	1,636,000

Balance, December 31, 2007	$37,887,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$1,636,000	$874,000	$628,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	(306,000)	—	—
Depreciation and amortization	732,000	741,000	456,000
Provision for bad debts	27,000	2,000	15,000
Amortization of intangible lease assets, net	273,000	195,000	241,000
Changes in operating assets and liabilities:
Other assets, net	(146,000)	(322,000)	(2,000)
Accounts payable and accrued liabilities	(190,000)	135,000	148,000
Real estate taxes payable	34,000	59,000	184,000
Tenant security deposits	14,000	86,000	104,000
Net cash provided by operating activities	2,074,000	1,770,000	1,774,000

INVESTING ACTIVITIES
Net proceeds received from sale of real estate	2,925,000	—	—
Investments in real estate	(163,000)	(10,510,00)	(16,125,000)
Net cash provided by (used in) investing activities	2,762,000	(10,510,00)	(16,125,000)

FINANCING ACTIVITIES
Net proceeds from offering	—	—	18,267,000
Capital contributed by managing member	—	—	412,000
Deferred offering costs paid to managing member	—	—	(820,000)
Units repurchased and retired	(122,000)	—	—
Cash distributions to unit holders	(2,500,000)	(2,500,000)	(1,813,000)
Cash distributions to managing member	(262,000)	—	—
Net cash (used in) provided by financing activities	(2,884,000)	(2,500,000)	16,046,000

Net increase (decrease) in cash	1,952,000	(11,240,000)	1,695,000

Cash and cash equivalents - beginning of year	2,249,000	13,489,000	11,794,000

Cash and cash equivalents - end of year	$4,201,000	$2,249,000	$13,489,000

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

Investments in Real Estate

Investments in real estate are stated at cost and include land, buildings and building improvements.  Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.  Significant replacements, betterments and tenant improvements which improve or extend the useful lives of the buildings are capitalized and depreciated over their estimated useful lives.   Depreciation of the buildings and building improvements is computed on a straight-line basis over their estimated useful lives of 39 years.  Tenant improvements are depreciated over shorter of related lease term or expected useful life.

The Fund evaluates the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  FAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value.

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquire in-place leases is included in intangible assets — in-place leases in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

Anticipated amortization of lease intangibles for each of the five following years ended December 31, 2007 is as follows:

Lease Intangibles
2008	$124,000
2009	91,000
2010	46,000
2011	42,000
2012	42,000
Thereafter	213,000
$558,000

As of December 31, 2007, accumulated depreciation and amortization related to investments in real estate, investments in real estate assets held-for-sale, and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Investments in Real Estate	$11,779,000	$23,541,000	$550,000	$894,000	$(155,000)

Less: accumulated depreciation and amortization from continuing operations	—	(1,852,000)	(126,000)	(699,000)	94,000
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$11,779,000	$21,689,000	$424,000	$195,000	$(61,000)

Depreciation and amortization expense associated with investments in real estate and related lease intangibles were $1.0 million, $0.9 million and $0.7 million in 2007, 2006 and, 2005 respectively.

Investments in Real Estate Assets Held-for- Sale

The Fund evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. As of October 1, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144. See Note 9 for additional information.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of December 31, 2007, the Fund has recorded approximately $457,000 in leasing commissions.  The unamortized portion of this asset was approximately $188,000 at December 31, 2007.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation is contractual rent increases.  Rental receivables are periodically evaluated for collectibility.

Accounts Receivable

The Fund periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements.  The Fund exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.  48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.  109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   We adopted FIN 48 on January 1, 2007 and it had no material impact on our consolidated financial statements.

Concentration of Credit Risk

The Fund maintains some of its cash in money market accounts which, at times, exceeds federally insured limits. See Footnote 3. No losses have been experienced related to such amounts.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.  In February 2008, FASB deferred the effective date of SFAS No. 157 for one year for non finanacial assests and non financial liabilities that are recognized or disclosed at fair value in the financnial statements  on a non recurring  basis.  In, addition, FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “ Accounting for Leases “ and other accounting pronouncements that address fair  value measurements for purposes of  lease classifications  under SFAS No. 13.

In February 2007, the FASB issued SFAS No.  159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years begining after November 15, 2007.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.   The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, FASB issued Statements No.  160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3.                                    Investments in Real Estate

Acquisition Activities

On September 27, 2002, the Fund purchased an existing multi-tenant business park known as Normandie Business Center, located in Torrance, California for an investment of $4,068,000.  Normandie Business Center consists of two single-story buildings containing a total of 48,711 (unaudited) leasable square feet.

On December 27, 2002, the Fund purchased an existing multi-tenant business park known as the Sky Harbor Business Park, located in Northbrook, Illinois for an investment of $2,867,000.  Sky Harbor Business Park consists of a single-story building containing a total of 41,422 (unaudited) leasable square feet.  This property was sold on April 16, 2007.

On December 10, 2003, the Fund purchased an existing multi-tenant park known as Arrow Business Center located in Irwindale, California for an investment of $6,056,000.  The property consists of three single-story buildings containing a total of 69,592 (unaudited) leasable square feet.

On January 25, 2005, the Fund purchased an existing multi-tenant industrial park known as Zenith Drive Centre located in Glenview, Illinois for an investment of $4,720,000.  The property is a single-story, three building property consisting of approximately 37,900 (unaudited) leasable square feet.  Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively.  Management separately valued these leases and the resulting amounts are included in intangible lease value.  The value of these leases is amortized over the remaining respective terms.

On April 28, 2005, the Fund purchased an existing multi-tenant industrial park known as Paramount Business Center located in Paramount, California, for an investment of $3,029,000.  Paramount Business Center is a single-story two building property of approximately 30,157 (unaudited) square feet.

On September 30, 2005, the Fund purchased a multi-tenant industrial park in Tempe, Arizona, near the Phoenix airport, for an investment of $7,381,000.  This property consists of four buildings totaling 83,205 (unaudited) square feet of leasable space.

On June 28, 2006, the Fund purchased a multi-tenant industrial property known as Shoemaker Industrial Park located in Santa Fe Spring, California, for an investment of $9,906,000. Shoemaker Industrial Park consists of three single buildings located on approximately 4 acres of land with approximately 86,084 (unaudited) square feet of leasable space.

Future Minimum Lease

The future minimum lease payments to be received under existing operating leases for the six properties owned as of December 31, 2007 are as follows:

Years ending December 31,
2008	$2,716,000
2009	1,822,000
2010	735,000
2011	485,000
2012 and thereafter	571,000
$6,329,000

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

4.                                    Real Estate Assets and Liabilities Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At September 30, 2006, one of our properties was classified as held-for-sale.  In addition to classifying the property as held-for-sale, the financial results are reported as discontinued operations in the Statement of Operations.  This property was sold on April 16, 2007.  The table below provides information on our held-for-sale assets and liabilities.

As of December 31, 2006 the assets related to the properties held for sale and related liabilities were as follows:

December 31, 2006
Real estate assets held-for-sale, net
Land	$419,000
Building and improvements, net of accumulated depreciation	2,200,000
$2,619,000

Other assets held for sale	$112,000
Liabilities associated with property held for sale	166,000

5.            Related Party Transactions

Through December 31, 2005, the Managing Member made capital contributions to the Fund in the amount of $896,000, which is inclusive of the in substance capital contribution discussed below.

During the years ended December 31, 2005, the Managing Member, at its sole discretion, funded $412,000 to the Fund’s unit holders related to a 5% annual return on their Invested Capital Contributions, which will not be reimbursed to the Managing Member by the Fund.  Amounts funded in 2005 and prior years, totaling $586,000, have been credited to the Managing Member’s Capital Account as an in substance capital contributions and recorded as a distribution to unit holders.

The Managing Member and/or its affiliates were entitled to receive various fees, compensation and reimbursements as specified in the Fund’s operating agreement, including commissions of 9% of the first $3,000,000 of gross proceeds from the offering of units and 7% thereafter, marketing fees of 2% of gross proceeds from the offering of units less $60,000, and expense allowances of 1.5% of gross proceeds from the offering of units.  During the years ended December 31, 2005, the total fees, compensation and reimbursements were $2,136,000.  There were no such fees, compensation and reimbursements in 2007 and 2006.  During the year ended December 31, 2007, the total incentive share of net cash flow from operations paid to its Managing Member was $262,000.  There were no incentive share of net cash flow paid year ended December 31, 2006 and 2005.

The Fund is required to reimburse its Managing Member for deferred offering costs incurred by its Managing Member in the amount of 4% of the gross proceeds from the offering of units.  During the year ended December 31, 2005,  the Fund reimbursed $820,000 of these costs to the Managing Member.  There were no such reimbursements in 2007 and 2006.

6.            Quarterly Financial Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,
Revenues	$962,000	$1,006,000	$1,022,000	$1,049,000
Income (loss) allocable to unit holders:
From continuing operations	265,000	244,000	289,000	358,000
From discontinued operations	27,000	301,000	-	(12,000)
Per share amounts:
Basic and diluted income from continuing operations allocable to unit holders	$2.65	$2.44	$2.89	$3.59
Basic and diluted income (loss) from discontinued operations allocable to unit holders	$0.27	$3.01	$—	$(0.12)

Basic and diluted weighted average units outstanding	100,000	100,000	100,000	99,720

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,
Revenues	$669,000	$719,000	$951,000	$959,000
Income (loss) allocable to unit holders:
From continuing operations	125,000	160,000	204,000	227,000
From discontinued operations	(20,000)	17,000	28,000	45,000
Per share amounts:
Basic and diluted income from continuing operations allocable to unit holders	$1.25	$1.60	$2.04	$2.28
Basic and diluted income (loss) from discontinued operations allocable to unit holders	$(0.20)	$0.17	$0.28	$0.45

Basic and diluted weighted average units outstanding	100,000	100,000	100,000	100,000

7.            Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of October 1, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.  Depreciation and amortization of Sky Harbor Business Park was not recorded for the period of October 1, 2006 to December 31, 2007 in accordance with SFAS No. 144.  This property was sold on April 16, 2007.  We included all results of these discontinued operations in a separate component of income on the statements of operations under the heading Income from Discontinued Operations.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Total revenues	$120,000	$376,000	$269,000
Operating expenses and real estate taxes	75,000	223,000	167,000
Real estate related depreciation and amortization	—	75,000	65,000
Income from discontinued operations	45,000	78,000	36,000

Gain on sale of real estate	$306,000	$—	$—

Income from discontinued operations allocable to managing member	$5,000	$8,000	$4,000
Income from discontinued operations allocable to unit holders	$40,000	$70,000	$32,000

8.                     Subsequent event

On February 11, 2008, we announced a special distribution related to the sale of the property located at 3170-3190 MacArthur Boulevard, Northbrook, Illinois, commonly known as “ Sky Harbor Business Park.  Each unit holder of record as of February 1, 2008 will be paid $10.00 per unit on April 15, 2008 from the sale proceeds.

CORNERSTONE REALTY FUND, LLC

(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

		Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition		Gross Amount Invested						Life on which Depreciation in Latest Income
Description	Encumbrance	Land	Building and Improvements	Improvements	Carry Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed
Investments in Real Estate
Normandie Business Center Torrance, CA	—	$1,783,000	$2,206,000	$86,000	—	$1,783,000	$2,292,000	$4,075,000	$371,000	1988	09/27/02	39 years

Arrow Business Center Irwindale, CA	—	2,338,000	3,660,000	123,000	—	2,338,000	3,783,000	6,121,000	471,000	1987	12/10/03	39 years

Zenith Business Center Chicago, IL	—	908,000	3,792,000	58,000	—	908,000	3,850,000	4,758,000	301,000	1978	01/25/05	39 years

Paramount Business Center Paramount, CA	—	1,100,000	1,926,000	26,000	—	1,100,000	1,952,000	3,052,000	135,000	1985	04/30/05	39 years

Interstate Commerce Center Tempe, AZ	—	1,750,000	5,495,000	149,000	—	1,750,000	5,644,000	7,394,000	337,000	1987	09/30/05	39 years

Shoemaker Ave, Santa Fe Springs, CA	—	3,900,000	5,994,000	26,000	—	3,900,000	6,020,000	9,920,000	237,000	1974	06/28/06	39 years
Totals	—	$11,779,000	$23,073,000	$468,000	—	$11,779,000	$23,541,000	$35,320,000	$1,852,000

	Cost	Accumulated Depreciation

Balance at December 31, 2004	$12,511,000	$343,000

2005 Additions	14,822,000	375,000

Balance at December 31, 2005	$27,333,000	$718,000

2006 Additions	10,690,000	650,000

Balance at December 31, 2006	$38,023,000	$1,368,000

2007 Sale of real estate	(2,866,000)	(248,000)
2007 Additions	163,000	732,000

Balance at December 31, 2007	$35,320,000	$1,852,000