Form 10-Q
period 2008-03-31
CORNERSTONE REALTY FUND LLC
filed 2008-05-09
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007 (a)
	(unaudited)
ASSETS

Cash and cash equivalents	$3,961,000	$4,201,000
Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, net	21,539,000	21,689,000
Intangible lease assets, net	414,000	424,000
Intangible in-place lease asset, net	161,000	195,000
	33,893,000	34,087,000

Tenant and other receivables, net	278,000	289,000
Prepaid expenses and other assets	143,000	65,000
Leasing commissions, less accumulated amortization of $301,000 as of March 31, 2008 and $269,000 as of December 31, 2007	170,000	188,000

Total assets	$38,445,000	$38,830,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Distribution payable	$996,000	$-
Accounts payable, accrued and other liabilities	391,000	338,000
Real estate taxes payable	166,000	228,000
Tenant security deposits	306,000	316,000
Intangible lease liability, net	53,000	61,000
Total liabilities	1,912,000	943,000

Members’ capital (100,000 units authorized and issued as of March 31, 2008 and December 31, 2007; 99,645 and 99,720 units outstanding as of March 31, 2008 and December 31, 2007, respectively)	36,533,000	37,887,000

Total liabilities and members’ capital	$38,445,000	$38,830,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31 2007.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Rental revenues	$849,000	$802,000
Tenant reimbursements and other income	181,000	160,000
	1,030,000	962,000
Expenses
Property operating and maintenance	230,000	173,000
Property taxes	145,000	136,000
General and administrative	68,000	116,000
Depreciation and amortization	264,000	258,000
	707,000	683,000

Interest income	23,000	16,000

Income from continuing operations	346,000	295,000

Income from discontinued operations	-	29,000

Net income	$346,000	$324,000

Net income allocable to managing member	$35,000	$32,000

Net income allocable to unit holders
From continuing operations	311,000	265,000
From discontinued operations	-	27,000
	311,000	292,000
Per unit amounts:
Basic and diluted income from continuing operations allocable to unit holders	$3.12	$2.65
Basic and diluted income from discontinued operations allocable to unit holders	$-	$0.27
Basic and diluted income allocable to unit holders	$3.12	$2.92

Basic and diluted weighted average units outstanding	99,683	100,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2007	$37,887,000

Cash distributions to unit holders	(628,000)
Cash distributions to managing member	(44,000)
Units repurchased and retired	(32,000)
Cash distributions declared to unit holders	(996,000)
Net income	346,000

Balance, March 31, 2008	$36,533,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$346,000	$324,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	264,000	258,000
Changes in operating assets and liabilities
Other assets	(81,000)	(98,000)
Accounts payable, accrued and other liabilities	(27,000)	(85,000)

Net cash provided by operating activities	502,000	399,000

INVESTING ACTIVITIES
Investments in real estate	(38,000)	(68,000)

Net cash used in investing activities	(38,000)	(68,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(628,000)	(630,000)
Cash distributions to managing member	(44,000)	-
Units repurchased and retired	(32,000)	-

Net cash used in financing activities	(704,000)	(630,000)

Net decrease in cash	(240,000)	(299,000)

Cash and cash equivalents at beginning of period	4,201,000	2,249,000

Cash and cash equivalents at end of period	$3,961,000	$1,950,000

Supplemental disclosure of non-cash financing and investing activities:

Cash distribution declared not paid	$996,000	$-

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”), was formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants.  Our properties are located in major metropolitan areas in the United States and are owned on an all cash basis without debt financing.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (“CIP”), a California limited liability company.  Cornerstone Ventures, Inc, is the managing member of CIP.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

On August 18, 2005, we completed a public offering of our units.  As of that date, we had issued 100,000 units to unit holders for gross offering proceeds of $50,000,000, before discounts of $39,780.

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

The interim unaudited condensed financial statements have been prepared in accordance with our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement.

The operating agreement, as amended and restated, provides, among other things, for the following:

—
CIP generally has complete and exclusive discretion in the management and control of our operations; however, unit holders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the Managing Member.

—
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

—
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

—
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

—
Net Loss is allocated first, 50% to the Managing Member and 50% to the unit holders, until Net Loss allocated equals cumulative Net Income previously allocated in such proportions; then remaining Net Loss is allocated 10% to the Managing Member and 90% to the unit holders.

—	All allocations and distributions to the unit holders are to be pro rata in proportion to their ownership shares.

—	Effective February 22, 2007, our Operating Agreement was amended to permit repurchase of units on such terms and conditions as the managing member may determine.

2.           Summary of Significant Accounting Policies

Use of Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at March 31, 2008.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we allocated the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for April 1, 2008 through December 31, 2008 and each of the four subsequent years is as follows:

Lease Intangibles
April 1, 2008 to December 31, 2008	$87,000
2009	91,000
2010	46,000
2011	42,000
2012	42,000
Thereafter	214,000
Total	$522,000

As of March 31, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate and related lease intangibles	$11,779,000	$23,579,000	$550,000	$894,000	$(155,000)

Less: accumulated depreciation and amortization	—	(2,040,000)	(136,000)	(733,000)	102,000
Net investments in real estate and related lease intangibles	$11,779,000	$21,539,000	$414,000	$161,000	$(53,000)

As of December 31, 2007, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in Real Estate and related lease intangibles	$11,779,000	$23,541,000	$550,000	$894,000	$(155,000)

Less: accumulated depreciation and amortization from continuing operations	—	(1,852,000)	(126,000)	(699,000)	94,000
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$11,779,000	$21,689,000	$424,000	$195,000	$(61,000)

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended March 31, 2008 and 2007 were $225,000 and $212,000, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of March 31, 2008 and December 31, 2007, we had recorded approximately $471,000 and $457,000 in leasing commissions, respectively.  Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $32,000 and $31,000, respectively.

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

Income Tax Matters

It is our intent we be treated as a partnership for income tax purposes.  As a limited liability company, we are subject to certain taxes and fees, including state income taxes on limited liability companies; however, income taxes on the income or losses we realize are generally the obligation of the members.

Concentration of Credit Risk

We maintain some of our cash in money market accounts which, at times, may exceed federally insured limits.  No losses have been experienced related to such amounts.

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. On February 8, 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Accordingly, FSP 157-2 will be effective beginning January 1, 2009, and all other aspects of SFAS 157 will be effective beginning January 1, 2008.  We adopted SFAS 157 on January 1, 2008 and did not have any material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.  159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.   The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and it had no material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No.  160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51.  SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

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

3.           Subsequent Event

In April 2008, we repurchased and retired 95 units for approximately $41,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause our future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to: (i) no assurance that our properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet our cash requirements for operations, capital requirements and distributions; and (iv) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Results of Operations

As of March 31, 2008 and 2007, we owned six multi-tenant industrial business park properties in three major metropolitan areas.  The results of operations for the three months ended March 31, 2008 and 2007 are discussed below.

Revenue for the first quarter of 2008 increased to $1,030,000 from $962,000 for the comparable period of 2007.  The increase was due to higher overall occupancy during the first quarter of 2008 and rent escalations for existing tenants.

Property operating and maintenance expenses for the first quarter of 2008 increased to $230,000 from $173,000 for the comparable period of 2007 due to higher non recurring maintenance and refurbishments costs.  Property taxes for the first quarter of 2008 increased to $145,000 from $136,000 for the comparable period in 2007 due primarily to an increase in assessment values of the underlying properties.

General and administrative costs for the first quarter of 2008 decreased to $68,000 from $116,000 for the comparable period of 2007.  The decrease was due primarily to lower professional fees relate to regulatory compliance and legal.  Depreciation and amortization for the first quarter of 2008 increased to $264,000 from $258,000 for the comparable period of 2007 due primarily to tenant improvements put in place during 2007.

Interest income for the first quarter of 2008 increased to $23,000 from $16,000 for the comparable period of 2007 due to higher cash available for investment as a result of the sale of Sky Harbor Business Park in April 2007.

Liquidity and Capital Resources

As of April 30, 2008, we had approximately $2.3 million in cash and cash equivalents after disbursing a special distribution on April 15, 2008 of $10 per unit related to the sale of Sky Harbor Business Park property.  We intend to use the existing cash balance for capital improvements to the properties, to provide for operating reserves and fund distributions.  Cash in excess of these needs will be available for our unit repurchase program and for distribution to unit holders.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the company, and allow for cash distributions to our unit holders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations. As of March 31, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.

Item 4(T).           Controls and Procedures

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

Based on our evaluation as of the end of the period covered by this report, management has concluded that we maintained effective internal control over financial reporting as of March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of May 2008.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)