Form 10-Q
period 2008-06-30
CORNERSTONE REALTY FUND LLC
filed 2008-08-07
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(a)
ASSETS

Cash and cash equivalents	$2,596,000	$4,201,000
Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, net	21,465,000	21,689,000
Intangible lease assets, net	403,000	424,000
Intangible in-place lease asset, net	136,000	195,000
	33,783,000	34,087,000

Tenant and other receivables, net	293,000	289,000
Prepaid expenses and other assets	57,000	65,000
Leasing commissions, less accumulated amortization of $336,000 as of June 30, 2008 and $269,000 as of December 31, 2007	189,000	188,000

Total assets	$36,918,000	$38,830,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued and other liabilities	$257,000	$338,000
Real estate taxes payable	242,000	228,000
Tenant security deposits	309,000	316,000
Intangible lease liability, net	46,000	61,000
Total liabilities	854,000	943,000

Members’ capital (100,000 units authorized and issued as of June 30, 2008 and December 31, 2007; 99,550 and 99,720 units outstanding as of June 30, 2008 and December 31, 2007, respectively)	36,064,000	37,887,000

Total liabilities and members’ capital	$36,918,000	$38,830,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31 2007.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Rental revenues	$855,000	$850,000	$1,704,000	$1,653,000
Tenant reimbursements and other income	169,000	156,000	350,000	315,000
	1,024,000	1,006,000	2,054,000	1,968,000
Expenses
Property operating and maintenance	284,000	233,000	514,000	406,000
Property taxes	144,000	156,000	289,000	291,000
General and administrative	85,000	115,000	153,000	233,000
Depreciation and amortization	266,000	272,000	530,000	530,000
	779,000	776,000	1,486,000	1,460,000

Interest income	10,000	41,000	33,000	57,000
Income from continuing operations	255,000	271,000	601,000	565,000

Discontinued operations
Income from discontinued operations	-	15,000	-	45,000
Gain on sale of real estate	-	320,000	-	320,000

Net income	$255,000	$606,000	$601,000	$930,000

Net income allocable to managing member	$26,000	$61,000	$60,000	$93,000

Net income allocable to unit holders
Continuing operations	$229,000	$244,000	$541,000	$509,000
Discontinued operations	-	301,000	-	328,000
	$229,000	$545,000	$541,000	$837,000
Per unit amounts
Basic and diluted income from continuing operations allocable to unit holders	$2.30	$2.44	$5.43	$5.09
Basic and diluted income from discontinued operations allocable to unit holders	-	3.01	-	3.28
Basic and diluted income allocable to unit holders	$2.30	$5.45	$5.43	$8.37

Basic and diluted weighted average units outstanding	99,598	100,000	99,635	100,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2007	$37,887,000

Cash distributions to unit holders	(2,246,000)
Cash distributions to managing member	(104,000)
Units repurchased and retired	(74,000)
Net income	601,000

Balance, June 30, 2008	$36,064,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$601,000	$930,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	-	(320,000)
Provision for bad debt	32,000	11,000
Depreciation and amortization	515,000	501,000
Changes in operating assets and liabilities
Other assets	(96,000)	3,000
Accounts payable, accrued and other liabilities	(74,000)	(273,000)

Net cash provided by operating activities	978,000	852,000

INVESTING ACTIVITIES
Investments in real estate	(159,000)	(80,000)
Net proceeds received from sale of real estate	-	2,939,000

Net cash (used in) provided by investing activities	(159,000)	2,859,000

FINANCING ACTIVITIES
Cash distributions to unit holders	(2,246,000)	(1,246,000)
Cash distributions to managing member	(104,000)	-
Units repurchased and retired	(74,000)	-

Net cash used in financing activities	(2,424,000)	(1,246,000)

Net increase (decrease) in cash	(1,605,000)	2,465,000

Cash and cash equivalents at beginning of period	4,201,000	2,249,000

Cash and cash equivalents at end of period	$2,596,000	$4,714,000

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

Our managing member is Cornerstone Industrial Properties, LLC (“CIP”), a California limited liability company.  Cornerstone Ventures, Inc is the managing member of CIP.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

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

The interim unaudited condensed financial statements have been prepared in accordance with our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement or extended by a majority vote of unit holders.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at June 30, 2008.

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

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for July 1, 2008 through December 31, 2008 and each of the four subsequent years is as follows:

Lease Intangibles
July 1, 2008 to December 31, 2008	$58,000
2009	91,000
2010	45,000
2011	42,000
2012	42,000
Thereafter	215,000
Total	$493,000

As of June 30, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in Real Estate and related lease intangibles	$11,779,000	$23,700,000	$550,000	$894,000	$(155,000)

Less: accumulated depreciation and amortization from continuing operations	—	(2,235,000)	(147,000)	(758,000)	109,000
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$11,779,000	$21,465,000	$403,000	$136,000	$(46,000)

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

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended June 30, 2008 and 2007 were $224,000 and $214,000, respectively.  Depreciation and amortization related to investments in real estate and related lease intangibles for the six months ended June 30, 2008 and 2007 were $448,000 and $425,000, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of June 30, 2008 and December 31, 2007, we had recorded approximately $525,000 and $457,000 in leasing commissions, respectively. Amortization expense for the three months ended June 30, 2008 and 2007 was approximately $35,000 and $45,000, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $67,000 and $76,000, respectively.

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

Impact of New Accounting Pronouncements

In December 2007, FASB issued SFAS No.  160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51.  SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of non-controlling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and non-controlling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  In summary, SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS 162 on our financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period presentation.

3.           Subsequent Event

In July 2008, we repurchased and retired 105 units for approximately $46,000.

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

Results of Operations

Continuing operations for the three and six months ended June 30, 2008 and 2007 consists of six multi-tenant industrial business park properties in three major metropolitan areas.  The results of operations for the three and six months ended June 30, 2008 and 2007 are discussed below.

Three months ended June 30, 2008 and 2007

Revenues for the second quarter of 2008 increased to approximately $1,024,000 from approximately $1,006,000 for the comparable period of 2007.  The increase was primarily due to the renewal of existing tenants, replacing tenants at a higher rental rate and an increase in tenant reimbursements offset by lower occupancy.

Property operating and maintenance expenses in the second quarter of 2008 increased to approximately $284,000 from approximately $233,000 for the comparable period of 2007.  The increase was primarily due to an increase in the provision for bad debt and non-recurring property tax consultant services incurred during the second quarter of 2008 offset by a decrease in repairs and maintenance.  Property taxes decreased to approximately $144,000 in 2008 from approximately $156,000 in 2007 due primarily to the favorable reassessment of property values.

General and administrative expense decreased to approximately $85,000 in the second quarter of 2008 from approximately $115,000 in the comparable quarter of 2007.  The decrease was due primarily to non-recurring consulting fees incurred in 2007.  Depreciation and amortization expenses in the second quarter of 2008 are comparable to same period of 2007.

Interest and other income decreased to approximately $10,000 in the second quarter of 2008 from approximately $41,000 in the comparable period of 2007.  The decrease was due primarily to the lower average cash balance resulting in less short term investments combined with lower investment rates during the second quarter of 2008.

 Six months ended June 30, 2008 and 2007

Revenues for the first six months of 2008 increased to approximately $2,054,000 from approximately $1,968,000 for the comparable period of 2007.  The increase was primarily due to the renewal of existing tenants, and replacing tenants at a higher rental rate and an increase in tenant reimbursements offset by lower occupancy.

Property operating and maintenance expenses increased to approximately $514,000 in the first six months of 2008 from approximately $406,000 in the first six months of 2007.  The increase is primarily due to non-recurring professional fees and refurbishments to vacated units incurred in 2008 and an increase in the provision for bad debt.  Property taxes in the first six months of 2008 are comparable to the same period of 2007.

General and administrative costs decreased to approximately $153,000 in the first six months of 2008 from approximately $233,000 in the comparable period of 2007.  The decrease was due primarily to non-recurring consulting fees incurred in 2007.  Depreciation and amortization in the first six months of 2008 are comparable to the same period of 2007.

Interest and other income decreased to approximately $33,000 in the first six months of 2008 from approximately $57,000 in the comparable period of 2007.  The decrease is due primarily to the lower average cash balance resulting in less short term investments combined with lower investment rates during the first six months of 2008.

Liquidity and Capital Resources

As of July 31, 2008, we had approximately $2.2 million in cash and cash equivalents.  We intend to use the existing cash balance for capital improvements to the properties, to provide for operating reserves and fund distributions.  Cash in excess of these needs will be available for our unit repurchase program and for distribution to unit holders.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the company, and allow for cash distributions to our unit holders.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations. As of June 30, 2008, a 1% increase or decrease in interest rates would not have material effect on our interest income.

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

Based on our evaluation as of the end of the period covered by this report, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of August 2008.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)