Form 10-Q
period 2008-09-30
CORNERSTONE REALTY FUND LLC
filed 2008-11-07
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

☐ Yes ☐ No

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(a)
ASSETS

Cash and cash equivalents	$2,637,000	$4,201,000
Investments in real estate
Land	11,779,000	11,779,000
Buildings and improvements, net	21,297,000	21,689,000
Intangible lease assets, net	393,000	424,000
Intangible in-place lease asset, net	109,000	195,000
	33,578,000	34,087,000

Tenant and other receivables, net	265,000	289,000
Prepaid expenses and other assets	30,000	65,000
Leasing commissions, less accumulated amortization of $367,000 as of September 30, 2008 and $269,000 as of December 31, 2007	174,000	188,000

Total assets	$36,684,000	$38,830,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued and other liabilities	$256,000	$338,000
Real estate taxes payable	371,000	228,000
Tenant security deposits	298,000	316,000
Intangible lease liability, net	39,000	61,000
Total liabilities	964,000	943,000

Members’ capital (100,000 units authorized as of September 30, 2008 and December 31, 2007; 99,445 and 99,720 units outstanding as of September 30, 2008 and December 31, 2007, respectively)	35,720,000	37,887,000

Total liabilities and members’ capital	$36,684,000	$38,830,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31 2007.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007

Revenues
Rental revenues	$837,000	$859,000	$2,541,000	$2,511,000
Tenant reimbursements and other income	169,000	163,000	519,000	479,000
	1,006,000	1,022,000	3,060,000	2,990,000
Expenses
Property operating and maintenance	245,000	238,000	759,000	644,000
Property taxes	130,000	152,000	419,000	443,000
General and administrative	65,000	97,000	218,000	331,000
Depreciation and amortization	262,000	259,000	792,000	788,000
	702,000	746,000	2,188,000	2,206,000
Interest and other income	54,000	45,000	87,000	102,000
Income from continuing operations	358,000	321,000	959,000	886,000

Discontinued operations
Income from discontinued operations	-	-	-	45,000
Gain on sale of real estate	-	-	-	320,000

Net income	$358,000	$321,000	$959,000	$1,251,000

Net income allocable to managing member	$36,000	$32,000	$96,000	$125,000

Net income allocable to unit holders
Continuing operations	$322,000	$289,000	$863,000	$798,000
Discontinued operations	-	-	-	328,000
	$322,000	$289,000	$863,000	$1,126,000
Per unit amounts
Basic and diluted income from continuing operations allocable to unit holders	$3.24	$2.89	$8.67	$7.98
Basic and diluted income from discontinued operations allocable to unit holders	-	-	-	3.28
Basic and diluted income allocable to unit holders	$3.24	$2.89	$8.67	$11.26

Basic and diluted weighted average units outstanding	99,498	100,000	99,583	100,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2007	$37,887,000

Cash distributions to unit holders	(2,866,000)
Cash distributions to managing member	(141,000)
Units repurchased and retired	(119,000)
Net income	959,000

Balance, September 30, 2008	$35,720,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$959,000	$1,251,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	-	(320,000)
Provision for bad debt	87,000	-
Depreciation and amortization	792,000	788,000

Changes in operating assets and liabilities
Other assets	(134,000)	(58,000)
Accounts payable, accrued and other liabilities	43,000	(59,000)

Net cash provided by operating activities	1,747,000	1,602,000

INVESTING ACTIVITIES
Investments in real estate	(185,000)	(158,000)
Net proceeds received from sale of real estate	-	2,939,000

Net cash (used in) provided by investing activities	(185,000)	2,781,000

FINANCING ACTIVITIES
Cash distributions to unit holders	(2,866,000)	(1,870,000)
Cash distributions to managing member	(141,000)	-
Units repurchased and retired	(119,000)	-

Net cash used in financing activities	(3,126,000)	(1,870,000)

Net (decrease) increase in cash	(1,564,000)	2,513,000

Cash and cash equivalents at beginning of period	4,201,000	2,249,000

Cash and cash equivalents at end of period	$2,637,000	$4,762,000

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

The interim unaudited condensed financial statements have been prepared in accordance with our customary accounting practices.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner pursuant to the operating agreement or extended by a majority vote of unit holders.

The operating agreement, as amended and restated, provides, among other things, for the following:

—
Our managing member generally has complete and exclusive discretion in the management and control of our operations; however, unit holders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the managing member.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”).  SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable, companies should evaluate the need for an impairment write-down.  When an impairment write-down is required, the related assets are adjusted to their estimated fair value. No assets were deemed to be impaired at September 30, 2008.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", we allocated the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for October 1, 2008 through December 31, 2008 and each of the four subsequent years is as follows:

Lease Intangibles
October 1, 2008 to December 31, 2008	$28,000
2009	91,000
2010	45,000
2011	42,000
2012	42,000
Thereafter	215,000
Total	$463,000

As of September 30, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in Real Estate and related lease intangibles	$11,779,000	$23,726,000	$550,000	$894,000	$(155,000)

Less: accumulated depreciation and amortization from continuing operations	—	(2,429,000)	(157,000)	(785,000)	116,000
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$11,779,000	$21,297,000	$393,000	$109,000	$(39,000)

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

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended September 30, 2008 and 2007 were $224,000 and $218,000, respectively.  Depreciation and amortization related to investments in real estate and related lease intangibles for the nine months ended September 30, 2008 and 2007 were $672,000 and $643,000, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of September 30, 2008 and December 31, 2007, we had recorded approximately $540,000 and $457,000 in leasing commissions, respectively. Amortization expense for the three months ended September 30, 2008 and 2007 was approximately $31,000 and $30,000, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $98,000 and $106,000, respectively.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases and amounts paid to tenants as tenant improvement allowances.  Rental receivables are periodically evaluated for collectability.

Accounts Receivable

The Fund periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Fund exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

Fair Value of Financial Instruments

We believe that the recorded values of all financial instruments approximate their fair values.

Income Tax Matters

It is our intent that we be treated as a partnership for income tax purposes.  As a limited liability company, we are subject to certain taxes and fees, including state income taxes on limited liability companies; however, income taxes on the income or losses we realize are generally the obligation of the members.

Concentration of Credit Risk

We maintain some of our cash in money market accounts which, at times, may exceed federally insured limits.  No losses have been experienced related to such amounts.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. On February 8, 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, "Accounting for Leases" (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157.  On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.  Accordingly, FSP 157-2 will be effective beginning January 1, 2009, and all other aspects of SFAS 157 were effective as of January 1, 2008.  We adopted SFAS 157 and FSP 157-1 on January 1, 2008 and the adoption had no material impact on our financial statements.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Although the Company adopted SFAS 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, FASB issued SFAS No.  160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51.  SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of non-controlling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and non-controlling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively.  The adoption of this standard is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  In summary, SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We are currently evaluating the impact of SFAS 162 on our financial statements, and the adoption of this statement is not expected to have a material effect on our financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period presentation.

3.	Subsequent Event

In October 2008, we repurchased and retired 95 units for approximately $41,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause our future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to: (i) no assurance that our properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet our cash requirements for operations, capital requirements and distributions; and (iv) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on form 10-K for the year ended December 31, 2007.

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

Results of Operations

The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants.  Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  Further, our ability to re-lease vacant spaces may be negatively impacted by the current economic environment.  While we believe the locations of our centers and diverse tenant base should decrease the negative impact of the economic environment, we may see an increase in vacancy that could have a negative impact to our revenue.  We continue to monitor our tenants’ operating performance as well as trends evaluate any future impact.

Continuing operations for the three and nine months ended September 30, 2008 and 2007 consists of six multi-tenant industrial business park properties in three major metropolitan areas.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are discussed below.

Three months ended September 30, 2008 and 2007

Revenues for the third quarter of 2008 decreased to approximately $1,006,000 from approximately $1,022,000 for the comparable period of 2007.  The decrease was due to higher vacancies offset by the renewal of existing tenants, replacing tenants at a higher rental rate and an increase in tenant reimbursements.

Property operating and maintenance expenses for the third quarter of 2008 increased to approximately $245,000 from approximately $238,000 for the comparable period of 2007.  The increase was due primarily to higher bad debt expenses offset by a decrease in repairs and maintenance.  Property taxes for the third quarter of 2008 decreased to approximately $130,000 from approximately $152,000 for the comparable period of 2007.  The decrease was primarily due to the favorable reassessment of property values.

General and administrative expenses for the third quarter of 2008 decreased to approximately $65,000 from approximately $97,000 for the comparable period of 2007.  The decrease was due primarily to non-recurring consulting fees incurred in 2007.  Depreciation and amortization expenses in the third quarter of 2008 are comparable to same period of 2007.

Interest and other income for the third quarter of 2008 increased to approximately $54,000 from approximately $45,000 for the comparable period of 2007.  The increase was due primarily to a property tax refund received during third quarter of 2008 and offset by lower average cash balance resulting in less short term investments combined with lower interest rate during the third quarter of 2008.

 Nine months ended September 30, 2008 and 2007

Revenues for the first nine months of 2008 decreased to approximately $3,060,000 from approximately $2,990,000 for the comparable period of 2007.  The increase was primarily due to the renewal of existing tenants, replacing tenants at a higher rental rate and an increase in tenant reimbursements offset by lower occupancy.

Property operating and maintenance expenses increased to approximately $759,000 in the first nine months of 2008 from approximately $644,000 in the first nine months of 2007.  The increase is primarily due to higher snow removal and tree pruning costs at one property due to the extreme winter season, non-recurring professional fees and refurbishments to vacated units incurred in 2008 and an increase in the provision for bad debt.  Property taxes decreased to approximately $419,000 in 2008 from approximately $443,000 in 2007 due primarily to the favorable reassessment of property values.

General and administrative expenses decreased to approximately $218,000 in the first nine months of 2008 from approximately $331,000 in the comparable period of 2007.  The decrease was due primarily to non-recurring consulting fees incurred in 2007.  Depreciation and amortization in the first nine months of 2008 are comparable to the same period of 2007.

Interest and other income decreased to approximately $87,000 in the first nine months of 2008 from approximately $102,000 in the comparable period of 2007.  The decrease is due primarily to the lower average cash balance resulting in less short term investments combined with lower interest rates during the first nine months of 2008.

Liquidity and Capital Resources

As of October 31, 2008, we had approximately $2.0 million in cash and cash equivalents.  We intend to use the existing cash balance for capital improvements to the properties, to provide for operating reserves and fund distributions.  Cash in excess of these needs will be available for our unit repurchase program and for distribution to unit holders.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the company, and allow for cash distributions to our unit holders.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations.  As of September 30, 2008, a 1% increase or decrease in interest rates would not have material effect on our interest income.

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

Based on our evaluation as of the end of the period covered by this report, management has concluded that we maintained effective internal control over financial reporting as of September 30, 2008.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing results operations.

Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our current portfolio.  The current downturn may impact our tenants’ business operations directly, reducing their ability to pay base rent, percentage rent or other charges due to us.

The occurrence of these events could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for the investments; and

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

These factors could impair our ability to make distributions to you and decrease the value of your investment in us.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of November 2008.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)