Form 10-K
period 2008-12-31
CORNERSTONE REALTY FUND LLC
filed 2009-03-11
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:  000-51868

CORNERSTONE REALTY FUND, LLC
(Exact name of the registrant as specified in its charter)

California	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐      No  ☒

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $41,097,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) based upon the estimated liquidation value of the Registrant’s assets, as determined by the managing member.

Documents incorporated by reference. None.

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Accordingly, there can be no assurance that our expectations will be realized.

Factors which may cause actual results to differ materially from current expectations include, but are not limited to:
•	Continuation of the credit crisis;
•	National and local economic and business conditions;
•	General and local real estate conditions;
•	The impairment in the value of real property due to general and local real estate conditions;
•	Changes in federal, state and local governmental laws and regulations and
•	The availability of and costs associated with sources of liquidity.

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise

ITEM 1. BUSINESS

Overview

Cornerstone Realty Fund, LLC is a California limited liability company (the “Fund”) that was formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants.  Our properties are located in major metropolitan areas in the United States and are owned on an all cash basis without debt financing.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (“CIP”), a California limited liability company.  CIP is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks.

On August 7, 2001, we commenced a public offering of units of our membership interest pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933.  On August 18, 2005, we completed our public offering of these units.  As of that date, we had issued 100,000 units to unit holders for gross offering proceeds of $50,000,000, before discounts of $39,780.

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

Multi-Tenant Business Parks

Multi-tenant business parks comprise one of the major segments of the commercial real estate market on a nationwide basis.  These properties contain a large number of diversified tenants and differ from large warehouse and manufacturing buildings that rely on a single tenant. Multi-tenant business parks are ideal for small businesses that require both office and warehouse space.  This combination of office and warehouse space cannot generally be met in other commercial property types.  Multi-tenant business park tenants come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, computer technology, general office/warehouse, wholesale, service, high-tech and other fields.  Leasing activity is typically diversified, with smaller-sized tenants. These properties diversify revenue by generating rental income from multiple businesses instead of relying on one or two large tenants.

The properties we have acquired cater to the small business tenant and have lease terms ranging from one to five years.  During economic conditions when rental rates are rising rapidly, the short-term leases should allow us to increase rental income at a faster rate than properties with longer-term leases.

One of the most attractive features of multi-tenant business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants.  A multi-tenant business park is the first home for many small businesses.  In good economic times, new businesses are forming and existing businesses are growing.  Multi-tenant business parks can accommodate this growth with a tenant’s expansion into multiple units.  In difficult economic times such as those currently being experienced, a tenant’s space requirements often contract, and tenants who previously outgrew their space in a multi-tenant business park may move back.  Accordingly multi-tenant industrial park space is in demand in both growing and declining economies.

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

Although the economic downturn that accelerated in the second half of 2008 had increased overall vacancy in multi tenant industrial properties, well located properties are still experiencing some rental rate increases due to demand. Properties serving the needs of the small industrial business tenant are operating at or near capacity in many markets, and rental rates in these markets are expected to rise to the point where development of new space is justified. Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets.  Our investment strategy has been to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and capital appreciation.

Our portfolio is comprised of multi-tenant properties serving the small business tenant in three major metropolitan  markets.  The highest dollar amount we have invested in any single property is $9.9 million.  As of December 31, 2008, we had purchased a total of seven properties for an aggregate investment of approximately $37.5 million.  On April 16, 2007, we sold one of our properties to an unaffiliated third party for gross proceeds of $3.2 million.  We do not expect to acquire additional properties.

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

Buildings:  The buildings comprising our properties are generally rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods.  Building sizes range from 30,000 to 86,000 square feet divided into leasable unit sizes ranging from approximately 100 square feet to 20,000 square feet.  Generally our buildings include the following features:

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

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant business parks are management intensive.  For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate.  Our managing member believes that a very high level of property management service and strict property maintenance standards maximizes the value of each property.  Our managing member may subcontract property management services with either an affiliate or third party property management organization.  Currently, our properties are managed under subcontracts with CB Richard Ellis, Inc., Essex Realty Management, Inc. and Corporate Facility Services Inc,  none of which are affiliated with us or with our managing member.

Government Regulations

We and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal  laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial.

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

Employees and Consultants

We have no direct employees.  Employees of Cornerstone Ventures, Inc., an affiliate of our managing member, perform a full range of real estate services including leasing, property management, accounting, asset management and investor relations for us.  Our managing member may also engage consultants to provide these services when our managing member deems this to be in our best interest.  See Item 13 — “Certain Relationships and Related Transactions” for a summary of the types of fees to be paid to our managing member and its affiliates for its services.

ITEM 1A.  RISK FACTORS

In addition to other matters we identify or describe from time to time in filings with the SEC, there are important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.  The risk factors described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing  operations.  Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our current portfolio.  The current downturn may impact our tenants’ business operations directly, reducing their ability to pay base rent, percentage rent or other charges due to us.

The occurrence of these events could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for the investments; and

•	we may not be able to sell our properties at an attractive price and the time to effect a sale at any price may be extended; and

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

These factors could impair our ability to make distributions to you and decrease the value of your investment in us.

We may not generate sufficient cash for distributions.  If the cash flow generated by operation of the properties we own is not sufficient to fully fund  distributions, we may fund distributions from cash reserves or from the proceeds of a sale of a property. If the rental revenues from the properties we own do not exceed our operational expenses and our cash reserves are depleted, we will not be able to make cash distributions until such time as we sell a property.

Our managing member, its affiliates, and its officers also have management responsibilities to other entities.   Cornerstone Ventures, Inc. may have conflicts of interests in allocating management time between us and other entities.  These other entities will purchase, operate and sell the same type of properties, which we purchase, own and operate.  Our managing member, which is operated by Cornerstone Ventures, Inc., may have conflicts of interest in deciding whether or not to sell a property since the interest of our managing member and the interests of our unit holders may differ as a result of their financial and tax position and the compensation to which our managing member or affiliates may be entitled to receive upon the sale of a property.

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

None.

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

Although a majority of the leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically tenant renew on a one year basis.  Existing leases at the property generally include annual rental increases ranging between 3% and 7%.

Following are descriptions of our properties:

Normandie Business Center, Torrance, CA

On September 27, 2002, we purchased an existing multi-tenant industrial park known as Normandie Business Center.  Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings containing a total of 48,711 leasable square feet.  Our total acquisition cost was approximately $3.9 million.  As of December 31, 2008, this property was 100% leased to 29 tenants whose spaces range in size from 1,200 to 3,358 square feet.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles.  The South Bay is one of the largest and most active industrial submarkets in Los Angeles County near the ports of Los Angeles and Long Beach.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2004	91%
2005	95%
2006	94%
2007	95%
2008	96%

The property was built in 1989 and is currently in good physical condition.  We intend to make modest repairs and improvements to this property over the next two years.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2008:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2009	14	22,718	$282,000	46.6%	47.1%
2010	10	15,855	199,000	32.6%	33.2%
2011	4	6,780	83,000	13.9%	13.8%
2012	—	—	—	—%	—%
2013 and thereafter	1	3,358	35,000	6.9%	5.9%
	29	48,711	$599,000	100.0%	100.0%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 consisting of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land.  Our total acquisition cost was approximately $6.0 million.  As of December 31, 2008, the property was 81.2% leased to 35 tenants whose spaces range in size from approximately 800 square feet to over 4,800 square feet.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2004	91%
2005	95%
2006	99%
2007	94%
2008	89%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2008:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2009	23	35,340	$447,000	50.8%	66.7%
2010	7	12,094	143,000	17.4%	21.4%
2011	3	4,800	53,000	6.9%	7.8%
2012	—	—	—	—%	—%
2013 and thereafter	1	2,160	27,000	3.1%	4.1%
	34	54,394	$670,000	78.2%	100.0%

Zenith Drive Centre, Glenview, Illinois

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre.  Zenith Drive Centre is a single-story, three building property built in 1978 consisting of approximately 37,900 square feet of leasable space on approximately 2.54 acres of land.  Our total acquisition cost was approximately $5.3 million.  As of December 31, 2008, the property was 83.7% leased to 31 tenants whose spaces range in size from approximately 100 square feet to 6,000 square feet.  Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively. In the fourth quarter of  2008, we recorded an impairment charge of approximately $1.8 million related to this building.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2004	100%
2005	69%
2006	74%
2007	92%
2008	88%

The industrial park’s tenants operate varying business, including light manufacturing and distribution, light assembly, warehousing and service office that encompasses a wide variety of businesses.

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2009	20	20,854	$222,000	54.9%	63.6%
2010	3	3,322	37,000	8.8%	10.6%
2011	2	3,925	19,000	10.3%	5.3%
2012	1	2,100	7,000	5.5%	2.1%
2013 and thereafter	2	—	64,000	—%	18.4%
	28	30,201	$349,000	79.5%	100.0%

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

Paramount Business Center, Paramount, California

On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story, two building property built in 1985 consisting of approximately 30,157 square feet on approximately 1.66 acres of land.  Our total acquisition cost was approximately $3.2 million. As of December 31, 2008, the property was 68.5% leased to eight tenants whose spaces range in size from 2,025 square feet to 3,758 square feet. The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2004	100%
2005	93%
2006	100%
2007	96%
2008	86%

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
2009	4	10,505	$110,000	34.8%	50.8%
2010	2	4,411	46,000	14.6%	21.6%
2011	2	5,803	60,000	19.3%	27.6%
2012	—	—	—	—%	—%
2013 and thereafter	—	—	—	—%	—%
	8	20,719	$216,000	68.7%	100.0%

Interstate Commerce Center, Tempe, Arizona

On September 30, 2005, we purchased a multi-tenant industrial park built in 1987 in Tempe, Arizona, near the Phoenix airport.  This property consists of four buildings totaling 83,385 square feet of leasable space situated on approximately 5.02 acres of land.  Our total acquisition cost was approximately $7.5 million.  As of December 31, 2008, the property was 90.0% leased to three  tenants whose spaces range in size from 14,883 square feet to 40,200 square feet.  The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2004	82%
2005	82%
2006	87%
2007	100%
2008	95%

Lease for one of the tenant who occupies three units will expire in 2009, representing 48% of the total property leasable area.

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2009	3	40,200	71,000	48.2%	48.8%
2010	1	19,930	44,000	23.9%	30.3%
2011	—	—	—	—%	—%
2012	1	14,883	31,000	17.9%	20.9%
2013 and thereafter	—	—	—	—	—
	5	75,013	$146,000	90.0%	100.0%

Shoemaker Industrial Park, Santa Fe Spring, California

On June 28, 2006 we acquired Shoemaker Industrial Park. The acquisition price was $9.9 million. This property consists of three buildings totaling 86,000 square feet of leasable space situated on approximately 4.0 acres of land.  As of December 31, 2008, the property was 86.5% leased to 19 tenants whose spaces range in size from 1,960 square feet to 13,617 square feet.  The property’s historical occupancy rates are as follows:

Year Ending Dec 31	Average Annual Occupancy (%)
2004	97%
2005	99%
2006	79%
2007	95%
2008	91%

The following table sets forth lease expiration information for the next five years:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
2009	10	33,497	343,000	38.9%	47.5%
2010	6	12,642	142,000	14.7%	19.6%
2011	2	14,680	132,000	17.1%	18.2%
2012	1	13,617	105,000	15.8%	—%
2013 and thereafter	—	—	—	—%	—%
	19	74,436	$722,000	86.5%	85.3%

ITEM 3.  LEGAL PROCEEDINGS

There are no pending material legal proceedings to which we or our assets are subject.  In addition, no such material proceedings are known to be contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our members in the fourth quarter of 2008.

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

Holders

On August 18, 2005, we completed our public offering of units.  We had sold a total of 100,000 units of membership interest to 1,448 investors for a total investment of $50,000,000.  The sale of the units of membership interest was made pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.  As of December 31, 2008, 99,350 units remained outstanding held of record by 1,306 holders.

Distributions

Holders of our units are generally entitled to receive 90% of cash from operations, as defined in the operating agreement, each year until investors receive an 8% cumulative, non-compounded annual return, then 50% of cash from operations.  Notwithstanding the foregoing, a 12% cumulative non-compounded annual return applies to specified early investors for the 12-month period subsequent to the date of their capital contributions and is in lieu of the 8% return during that period.  Our managing member is entitled to receive the remaining cash from operations.  Holders of our units receive 100% of net proceeds from property sales until they have received the return of their capital contributions, then 90% of net proceeds from property sales until they have received an overall 8% non-compounded annual return, taking into account all prior distributions, and thereafter 50% of net proceeds from property sales is paid to the holders of our units and 50% is paid to our managing member.

As of December 31, 2008, we have distributed a total of $12,516,000 to our investors, of which $11,986,000 was paid to unit holders and $530,000 was paid to our managing member.  Of the amount paid to unit holders, $786,000 was paid directly from funds of our managing member.  We contemplate making distributions quarterly but distributions may be made more or less frequently.

On January 15, 2009, we distributed an additional $667,000 to our investors, of which $626,000 was paid to unit holders and $41,000 was paid to our managing member.

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

As of December 31, 2008, we have redeemed 650 units at a repurchase price of $435 per unit less a $37.5 per investor transaction fee.

During the year ended December 31, 2008, we repurchased units as follows:

Period	Total Number of Units Repurchased (1)	Average Price Paid per Unit	Approximate Number of Units that may yet be purchased under the Program (2)
First quarter of 2008	75	$435	1,624
Second quarter of 2008	95	$435	1,624
Third quarter of 2008	105	$435	1,624
Fourth quarter of 2008	95	$435	1,624
	370
___________________________
(1)	All units were repurchased pursuant to the Fund’s publicly announced unit repurchase program.
(2)	The number of units repurchased in any calendar year, may not exceed 2% of the total number of units outstanding at the end of the preceding calendar year.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

	Years Ended December 31,
	2008	2007	2006	2005	2004

Revenues	$4,033,000	$4,039,000	$3,298,000	$2,103,000	$1,174,000

(Loss) Income from continuing operations	(508,000)	1,285,000	796,000	592,000	340,000
Income from discontinued operations	-	351,000	78,000	36,000	26,000
Net (loss)/income	$(508,000)	$1,636,000	$874,000	$628,000	$366,000

Unit holders basic and diluted (loss) income per share
(Loss) Income from continuing operations	$(4.59)	$11.57	$7.17	$6.33	$6.97
Income from discontinued operations	—	$3.16	$0.70	$0.38	$0.53

Cash distributions per weighted average units outstanding	$36.93	$25.02	$25.00	$21.55	$21.61

In the fourth quarter of  2008, we recorded an impairment charge of approximately $1.8 million on our Zenith Drive Centre, Glenview property.

Balance Sheet Data

	Years Ended December 31,
	2008	2007	2006	2005	2004

Total assets	$34,401,000	$38,830,000	$40,269,000	$41,506,000	$24,396,000
Total liabilities (all current)	$862,000	$943,000	$1,134,000	$744,000	$309,000

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited financial statements and notes thereto as well as the Section “Properties” contained elsewhere in this report. See also the “Special Note about Forward-looking Statements” preceding Item 1 of this report.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases.  Rental receivables are periodically evaluated for collectability.

Investments in Real Estate

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  We periodically evaluate our investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. In the fourth quarter of  2008, we recorded an impairment charge of  approximately $1.8 million.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

In accordance  with  Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), we allocate the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Investment in Real Estate Held-for-Sale

The Company evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. At December 31, 2008, no real estate assets were classified as held for sale.

Off-balance Sheet Financings and Liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards  No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years.  In February 2008, FASB deferred the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis.  In addition, FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “ Accounting for Leases “ and other accounting pronouncements that address fair  value measurements for purposes of  lease classifications  under SFAS No. 13. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards  No.  159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards  No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.   The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards  No.  160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51, SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards  No 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  In summary, SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will have a significant effect on our consolidated financial statements.

Results of Operations

Overview

We were formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants.  Our properties are located in major metropolitan areas in the United States and are owned on an all cash basis without debt financing.  Our revenues consist primarily of rental income from our properties and additional rent in the form of expense reimbursements derived from our income producing properties. Our properties are located in Los Angeles, California, Chicago, Illinois and Phoenix, Arizona.

The global economic and financial crisis

The current extraordinary and unprecedented bank liquidity and credit market crisis has exacerbated an already weakened economic climate resulting in a deep U.S. and worldwide recession. Continued concern about energy costs, inflation, cost and availability of credit, and increasing unemployment have resulted in an unprecedented lack of confidence by consumers and businesses. It is expected that this poor economic climate will continue, during 2009, and possibly longer.

This economic and financial crisis has affected, and will continue to affect us  in a number of ways:

Commercial Properties: Because of reduced consumer spending resulting in lower profitability, many commercial tenants, are requesting rent reductions, or lower renewal option rents. We expect to see an increase in pressure on some of our smaller tenants, and if the recession is prolonged, some larger tenants as well. We expect a longer lease up period and, generally, at lower rents that reflect current economic conditions. We expect revenues at our properties to be flat or slightly lower during 2009 than during 2008.

Capital Expenditures: We may want to limit capital expenditures during 2009 compared to prior years by focusing on those capital expenditures that preserve value.

Operating Cash Flow and Cash Distributions: Our cash position remains strong. Despite the current economic crisis, we expect that cash provided by operating activities and cash reserves will be adequate to cover necessary capital improvements and cash distribution.

Continuing Operations

During 2008 and 2007, we owned and operated six properties for the entire year.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Rental revenues increased  to $3,312,000 in 2008 from $3,264,000 in 2007 largely due to rental increases from new and existing tenants offset by higher vacancy  rates in 2008. Tenant expense reimbursements and other income decreased to $721,000 in 2008 from $775,000 in 2007 largely due to free rent provided to new tenants and higher vacancies offset by tenant reimbursements escalations from new and existing tenants.

Property operating and maintenance expenses increased to $942,000 in 2008 from $840,000 in 2007.  The increase is largely due to higher bad debt, collection and landscaping  expenses offset by lower property insurance costs.

Property taxes decreased to $564,000 in 2008 from $581,000 in 2007 primarily due to lower assessed property tax value for one of the properties.

General and administrative expenses decreased to $267,000 in 2008 from $421,000 in 2007 due primarily to lower Sarbanes Oxley compliance and other professional fees.

Depreciation and amortization in 2008 was consistent with the 2007 amount.

Impairment of real estate charges increased to approximately $1,808,000 in 2008 from $0 in 2007 due to  adjustments to reflect a decline in the market values of one real estate property, resulting from the fourth quarter 2008 economic decline.

Interest and other income decreased to $89,000 in 2008 from $141,000 in 2007.  This decrease is primarily attributable to lower short-term investment rates combined with a lower average cash balance in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Rental revenues and tenant reimbursements and other income increased by $741,000 to $4,039,000 in 2007 from $3,298,000 in 2006 largely due to a full year of operation for all properties in 2007.

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

Discontinued Operations

During 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144. This property was sold in April 2007.  A property disposition fee of $32,000 or 1% of the sales price was paid to CIP, in accordance with the terms of the Company’s  operating agreement. Income from discontinued operations was $0, $45,000 and $78,000 for the years ended December 31, 2008, 2007 and 2006 respectively.  Gain on sale of real estate was $306,000 for the year ended December 31, 2007.

Liquidity and Capital Resources

As of February 28, 2009, we had approximately $1.9 million in cash and cash equivalents.  We intend to use these funds to make capital improvements to the properties, to provide operating reserves and fund distributions.

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

Based on our evaluation as of the end of the period covered by this report, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Our managing member also acts as the manager of another investment fund and is a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of our managing member is Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. oversees the activities of our managing member and provides many of the services necessary for our managing member to fulfill its responsibilities to us.  The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience.  As of March 11, 2009, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our managing member and has sole voting control with respect to our operations.

Board of Directors of Manager of Managing Member

Terry G. Roussel, age 55, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989.  Mr. Roussel is President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of our managing member of the Fund.  Mr. Roussel is also the President, Chief Executive Officer and a Director of Cornerstone Core Properties REIT and Cornerstone Growth & Income REIT, Inc. and their advisors, Cornerstone Realty Advisors, LLC and Cornerstone Leveraged Realty Advisors, LLC, respectively and the majority shareholder, a director and an officer of Pacific Cornerstone Capital, Inc.  Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

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

Alfred J. Pizzurro, age 53, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a shareholder, director and officer of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering that closed in August of 2005.  Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

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

Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Financial Oversight Committee

We do not have a board of directors or an audit committee.  Accordingly, as the managing member of our manager, Cornerstone Ventures, Inc. has established a Financial Oversight Committee consisting of Terry G. Roussel, as the Principal Executive Officer and Sharon C. Kaiser, as the Principal Financial Officer of Cornerstone Ventures, Inc.  The Financial Oversight Committee will serve the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accounting firm, and establishing and enforcing our Code of Business Conduct and Ethics.  Financial Oversight Committee is not independent of us or the managing member.

Management of the Managing Member

Mr. Roussel is the Chief Executive Officer and Mr. Pizzurro is a Senior Vice President of Cornerstone Ventures, Inc.   The remaining executive officer of Cornerstone Ventures, Inc. is Sharon C. Kaiser. The experience of Mssrs. Roussel and Pizzurro are described above under “Board of Directors of Manager of Managing member”  Ms. Kaiser’s experience is described below.

Sharon C. Kaiser, age 64, has served as the Chief Financial Officer of Cornerstone Ventures, Inc. since October 2005.  Ms. Kaiser joined Cornerstone in July 2005 as Chief Financial Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC.  Ms. Kaiser is responsible for finance and accounting.

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

During the period from January 1, 2008 through December 31, 2008, there were no Section 16(a) filings required.

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

There are no units of membership interest owned by our managing member as of December 31, 2008.  There are five units of membership interest owned by Terry G. Roussel as of December 31, 2008 which represents less than 1% of the units outstanding.

No arrangements exist which would, upon implementation, result in a change in control of the Company.

We do not have any equity compensation plans and did not have any such plan as of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation and Fees to be paid to our Managing Member and its Affiliates

Following is a summary of the compensation and fees paid by us to our managing member and its affiliates in connection with the operation of the company and the liquidation of our properties for the year ended December 31, 2008.

Type of Compensation and Recipient	Method of Compensation	Amount

OPERATIONAL STAGE

Property management fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	$—

Property refurbishment supervision fee payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	$—

Leasing commissions payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years	$—

Incentive share of net cash flow from operations payable to our managing member	10% of net cash flow from operations each year until unit holders have received distributions equal to an 8% per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations	$186,000

Reimbursement of actual cost of goods, materials and other services supplied to us by our managing member	Reimbursement of actual expenses and costs	$—

LIQUIDATION STAGE

Property disposition fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties. Our managing member will not be given an exclusive right to sell our properties	Property disposition fees in an amount equal to 6% of the contract sales price of the property	$—

Incentive share of net sales proceeds payable to our managing member	After the unit holders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unit holders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales	$—

Director Independence

We are a limited liability company, not a corporation, and are therefore managed by our managing member, Cornerstone Industrial Properties LLC, rather than by a board of directors.  Our managing member is managed by Cornerstone Ventures, Inc., which has a board of directors comprised of two directors, Terry G. Roussel and Alfred J. Pizzurro.  Since our securities are not listed on a national securities exchange or an inter-dealer quotation system, we are not subject to the director independence standards that are applicable to listed entities.  Neither Mr. Roussel nor Mr. Pizzurro would be considered independent as defined in the rules applicable to listed entities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP audited our financial statements for the years ended December 31, 2008, 2007 and 2006.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by BDO Seidman, LLP for the years ending December 31, 2008 and 2007 were as follows:

Services Provided	2008	2007
Audit Fees	$134,000	$137,000
All Other Fees	1,000	1,000
Total	$135,000	$138,000

Audit Fees.    The aggregate fees billed for the years ended December 31, 2008 and 2007 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

All Other Fees.    The aggregate fees billed for the years ended December 31, 2008 and 2007 were for expense related to the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

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

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Statements of Members’ Capital for the Years Ended December 31, 2008, 2007 and 2006
Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March 2009.

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

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone Ventures, Inc.	March 11, 2009
Terry G. Roussel

/s/ ALFRED J. PIZZURRO	Director of Cornerstone Ventures, Inc.	March 11, 2009
Alfred J. Pizzurro

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

Report of Independent Registered Public Accounting Firm

To the Members
Cornerstone Realty Fund, LLC
Irvine, California

We have audited the accompanying balance sheets of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2008 and 2007, and the related statements of operations, members’ capital and cash flows for each of the three years in the period ended December 31, 2008.  In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index.   These financial statements and schedule are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California
March 11, 2009

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

BALANCE SHEETS

ASSETS

	December 31,
	2008	2007

Assets
Cash and cash equivalents	$2,289,000	$4,201,000

Investments in real estate
Land	11,474,000	11,779,000
Buildings and improvements value, net	19,885,000	21,689,000
Intangible lease value, net	198,000	424,000
Intangible asset — in-place leases, net	84,000	195,000

	31,641,000	34,087,000
Other assets
Escrow deposit and other costs	—	8,000
Tenant and other receivables, less allowance of $105,000 in 2008 and $72,000 in 2007	274,000	289,000
Prepaid assets	36,000	57,000
Leasing commissions, net	161,000	188,000

Total assets	$34,401,000	$38,830,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$316,000	$338,000
Real estate taxes payable	219,000	228,000
Tenant security deposits	295,000	316,000
Intangible lease liability, net	32,000	61,000
Total liabilities	862,000	943,000

Members’ capital (100,000 units authorized and issued at 2008 and 2007; 99,350 and 99,720 units outstanding at 2008 and 2007)	33,539,000	37,887,000
Total liabilities and members’ capital	$34,401,000	$38,830,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006

Revenues:
Rental revenues	$3,312,000	$3,264,000	$2,749,000
Tenant reimbursements and other income	721,000	775,000	549,000
	4,033,000	4,039,000	3,298,000
Expenses:
Property operating and maintenance	942,000	840,000	878,000
Property taxes	564,000	581,000	561,000
General and administrative expenses	267,000	421,000	461,000
Depreciation and amortization	1,049,000	1,053,000	906,000
Impairment of real estate	1,808,000	—	—
	4,630,000	2,895,000	2,806,000

Interest and other income	89,000	141,000	304,000

(Loss) income from continuing operations	(508,000)	1,285,000	796,000

Discontinued operation:
Gain on sale of real estate	—	306,000	—
Income from discontinued operations	—	45,000	78,000
	—	351,000	78,000

Net (loss) income	$(508,000)	$1,636,000	$874,000

Net (loss) income allocable to managing member	$(51,000)	$164,000	$87,000

Net (loss) income allocable to unit holders:
From continuing operations	$(457,000)	$1,156,000	$717,000
From discontinued operations	—	316,000	70,000
	$(457,000)	$1,472,000	$787,000
Per share amounts:
Basic and diluted (loss) income from continuing operations allocable to unit holders	$(4.59)	$11.57	$7.17
Basic and diluted income from discontinued operations allocable to unit holders	$—	$3.16	$0.70
Basic and diluted weighted average units outstanding	99,618	99,930	100,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2005	$40,761,000

Cash distributions to unit holders	(2,500,000)
Net income	874,000

Balance, December 31, 2006	$39,135,000

Cash distributions to unit holders	(2,500,000)
Cash distributions to managing member	(262,000)
Units repurchased and retired	(122,000)
Net income	1,636,000

Balance, December 31, 2007	$37,887,000

Cash distributions to unit holders	(3,493,000)
Cash distributions to managing member	(186,000)
Units repurchased and retired	(161,000)
Net loss	(508,000)

Balance, December 31, 2008	$33,539,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net (loss) income	$(508,000)	$1,636,000	$874,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of real estate	—	(306,000)	—
Depreciation and amortization	774,000	732,000	741,000
Provision for bad debts	68,000	27,000	2,000
Impairment of real estate	1,808,000	—	—
Amortization of intangible lease assets, net	247,000	273,000	195,000
Changes in operating assets and liabilities:
Other assets, net	(121,000)	(146,000)	(322,000)
Accounts payable and accrued liabilities	(22,000)	(190,000)	135,000
Real estate taxes payable	(9,000)	34,000	59,000
Tenant security deposits	(21,000)	14,000	86,000
Net cash provided by operating activities	2,216,000	2,074,000	1,770,000

INVESTING ACTIVITIES
Net proceeds received from sale of real estate	—	2,925,000	—
Investments in real estate	(288,000)	(163,000)	(10,510,00)
Net cash (used in) provided by investing activities	(288,000)	2,762,000	(10,510,00)

FINANCING ACTIVITIES

Cash distributions to unit holders	(3,493,000)	(2,500,000)	(2,500,000)
Cash distributions to managing member	(186,000)	(262,000)	—
Unites repurchased and retired	(161,000)	(122,000)	—
Net cash used in financing activities	(3,840,000)	(2,884,000)	(2,500,000)

Net increase (decrease) in cash	(1,912,000)	1,952,000	(11,240,000)

Cash and cash equivalents - beginning of year	4,201,000	2,249,000	13,489,000

Cash and cash equivalents - end of year	$2,289,000	$4,201,000	$2,249,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”), was formed on October 28, 1998.  The members of the Fund are Cornerstone Industrial Properties, LLC, a California limited liability company, as the Managing Member (“Managing Member”), Terry G. Roussel, an individual, and other various unit holders as described below.  The purpose of the Fund is to acquire, operate and sell multi-tenant industrial properties.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.  The term of the Fund shall continue until December 31, 2010, unless terminated sooner or extended pursuant to the operating agreement.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  We periodically evaluates our investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. In the fourth quarter of  2008, we recorded an impairment charge of approximately $1.8 million.

In accordance with  Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, the Fund records at acquisition an intangible asset or liability for the value attributable to in-place leases.

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

Anticipated amortization of lease intangibles for each of the five following years ended December 31, 2008 is as follows:

Lease Intangibles
2009	$67,000
2010	22,000
2011	18,000
2012	18,000
2013	13,000
Thereafter	112,000
$250,000

As of December 31, 2008, accumulated depreciation and amortization related to investments in real estate, investments in real estate assets held-for-sale, and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Investments in real estate	$11,779,000	$23,829,000	$550,000	$894,000	$(155,000)

Less: impairment charge	(305,000)	(1,318,000)	(185,000)	—	—
Investment in real estate values	11,474,000	22,511,000	365,000	894,000	(155,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,626,000)	(167,000)	(810,000)	123,000
Net Investments in Real Estate, Real estate assets held-for sale, and related lease intangibles	$11,474,000	$19,885,000	$198,000	$84,000	$(32,000)

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

Depreciation and amortization expense associated with investments in real estate and related lease intangibles were $0.9 million, $1.0 million and $0.9 million in 2008, 2007 and, 2006 respectively.

We review each real estate asset owned  to determine whether the carrying amount of the asset can be recovered. Based on current market conditions and management’s assessment of the market value of its properties, we recorded an impairment charge of $1.8 million in the fourth quarter of 2008.  There were no impairment charges taken in the years ended December 31, 2007 or 2006.

Investments in Real Estate Assets Held-for- Sale

The Fund evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. As of October 1, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144. See Note 7 for additional information.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of December 31, 2008, the Fund had  recorded approximately $552,000 in leasing commissions.  The unamortized portion of this asset was approximately $161,000 at December 31, 2008.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation is contractual rent increases.  Rental receivables are periodically evaluated for collectability.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

Accounts Receivable

We periodically evaluate the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements.  The Fund exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

Fair Value of Financial Instruments

The Fund believes that the recorded values of all financial instruments approximate their current fair values.

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

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years.  In February 2008, FASB deferred the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements  on a non recurring  basis.  In, addition, FASB issued a staff position that SFAS No. 157 does not apply under SFAS No. 13 “ Accounting for Leases “ and other accounting pronouncements that address fair  value measurements for purposes of  lease classifications  under SFAS No. 13. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.  159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  In summary, SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will have a significant effect on our consolidated financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

3.	Investments in Real Estate

Future Minimum Lease

The future minimum lease payments to be received under existing operating leases for the six properties owned as of December 31, 2008 are as follows:

Years ending December 31,
2009	$2,396,000
2010	969,000
2011	600,000
2012	169,000
2013	60,000
2014 and thereafter	427,000
$4,621,000

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

4.	Related Party Transactions

During the years ended December 31, 2008 and 2007, the total incentive share of net cash flow from operations paid to  our Managing Member was $186,000 and $262,000, respectively.  There were no incentive share of net cash flow paid year ended December 31, 2006.

5.	Quarterly Financial Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,
Revenues	$1,030,000	$1,024,000	$1,006,000	$973,000
Net income (loss) allocable to unit holders:
From continuing operations	$311,000	$229,000	$322,000	$(1,319,000)
Per share amounts:
Basic and diluted income (loss) from continuing operations allocable to unit holders	$3.12	$2.30	$3.24	$(13.27)

Basic and diluted weighted average units outstanding	99,683	99,598	99,498	99,429

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,
Revenues	$962,000	$1,006,000	$1,022,000	$1,049,000
Net Income (loss) allocable to unit holders:
From continuing operations	$265,000	$244,000	$289,000	$358,000
From discontinued operations	$27,000	$301,000	$-	$(12,000)
Per share amounts:
Basic and diluted income from continuing operations allocable to unit holders	$2.65	$2.44	$2.89	$3.59
Basic and diluted income (loss) from discontinued operations allocable to unit holders	$0.27	$3.01	$—	$(0.12)

Basic and diluted weighted average units outstanding	100,000	100,000	100,000	99,720

6.	Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of October 1, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale in accordance with SFAS No. 144.  Depreciation and amortization of Sky Harbor Business Park was not recorded for the period of October 1, 2006 to December 31, 2008 in accordance with SFAS No. 144.  This property was sold on April 16, 2007.  We included all results of these discontinued operations in a separate component of income on the statements of operations under the heading Income from Discontinued Operations.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Total revenues	$—	$120,000	$376,000
Operating expenses and real estate taxes	—	75,000	223,000
Real estate related depreciation and amortization	—	—	75,000
Income from discontinued operations	—	45,000	78,000

Gain on sale of real estate	$—	$306,000	$—

Income from discontinued operations allocable to managing member	$—	$5,000	$8,000
Income from discontinued operations allocable to unit holders	$—	$40,000	$70,000

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

	Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition			Gross Amount Invested						Life on which Depreciation in Latest Income
Description	Land	Building and Improvements	Improvements	Carry Costs	Impairment	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed
Investments in Real Estate
Normandie Business Center Torrance, CA	$1,783,000	$2,206,000	$135,000	—	$—	$1,783,000	$2,341,000	$4,124,000	$466,000	1989	09/27/02	39 years

Arrow Business Center Irwindale, CA	2,338,000	3,660,000	174,000	—	—	2,338,000	3,834,000	6,172,000	634,000	1987	12/10/03	39 years

Zenith Business Center Chicago, IL	908,000	3,792,000	147,000	—	(1,623,000)	603,000	2,621,000	3,224,000	420,000	1978	01/25/05	39 years

Paramount Business Center Paramount, CA	1,100,000	1,926,000	88,000	—	—	1,100,000	2,014,000	3,114,000	196,000	1985	04/28/05	39 years

Interstate Commerce Center Tempe, AZ	1,750,000	5,495,000	171,000	—	—	1,750,000	5,666,000	7,416,000	510,000	1987	09/30/05	39 years

Shoemaker Ave, Santa Fe Springs, CA	3,900,000	5,994,000	41,000	—	—	3,900,000	6,035,000	9,935,000	400,000	1974	06/28/06	39 years
Totals	$11,779,000	$23,073,000	$756,000	—	$(1,623,000)	$11,474,000	$22,511,000	$33,985,000	$2,626,000

	Cost	Accumulated Depreciation

Balance at December 31, 2005	$27,333,000	$718,000

2006 Additions	10,690,000	650,000

Balance at December 31, 2006	$38,023,000	$1,368,000

2007 Sale of real estate	(2,866,000)	(248,000)
2007 Additions	163,000	732,000

Balance at December 31, 2007	$35,320,000	$1,852,000

2008 Impairment of real estate	(1,623,000)	—
2008 Additions	288,000	774,000

Balance at December 31, 2008	$33,985,000	$2,626,000