Form 10-Q
period 2009-03-31
CORNERSTONE REALTY FUND LLC
filed 2009-05-12
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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

☐ Yes ☐ No

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008 (a)
	(unaudited)
ASSETS

Cash and cash equivalents	$1,894,000	$2,289,000
Investments in real estate
Land	11,474,000	11,474,000
Buildings and improvements, net	19,706,000	19,885,000
Intangible lease assets, net	193,000	198,000
Intangible in-place lease assets, net	61,000	84,000
	31,434,000	31,641,000

Tenant and other receivables, net	273,000	274,000
Prepaid expenses and other assets	87,000	36,000
Leasing commissions, less accumulated amortization of $416,000 as of March 31, 2009 and $391,000 as of December 31, 2008	147,000	161,000

Total assets	$33,835,000	$34,401,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued and other liabilities	230,000	316,000
Real estate taxes payable	246,000	219,000
Tenant security deposits	276,000	295,000
Intangible lease liability, net	25,000	32,000
Total liabilities	777,000	862,000

Members’ capital (100,000 units authorized as of March 31, 2009 and December 31, 2008; 99,245 and 99,350 units issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)	33,058,000	33,539,000

Total liabilities and members’ capital	$33,835,000	$34,401,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31, 2008.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues
Rental revenues	$773,000	$849,000
Tenant reimbursements and other income	150,000	181,000
	923,000	1,030,000
Expenses
Property operating and maintenance	202,000	230,000
Property taxes	143,000	145,000
General and administrative	79,000	68,000
Depreciation and amortization	238,000	264,000
	662,000	707,000

Interest income	1,000	23,000

Net income	$262,000	$346,000

Net income allocable to managing member	$26,000	$35,000

Net income allocable to unit holders	$236,000	$311,000

Per unit amounts:
Basic and diluted income allocable to unit holders	$2.38	$3.12

Basic and diluted weighted average units outstanding	99,333	99,683

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2008	$33,539,000

Cash distributions to unit holders	(626,000)
Cash distributions to managing member	(81,000)
Units repurchased and retired	(36,000)
Net income	262,000

Balance, March 31, 2009	$33,058,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$262,000	$346,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	238,000	264,000
Changes in operating assets and liabilities
Other assets	(62,000)	(81,000)
Accounts payable, accrued and other liabilities	(84,000)	(27,000)

Net cash provided by operating activities	354,000	502,000

INVESTING ACTIVITIES
Investments in real estate	(6,000)	(38,000)

Net cash used in investing activities	(6,000)	(38,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(626,000)	(628,000)
Cash distributions to managing member	(81,000)	(44,000)
Units repurchased and retired	(36,000)	(32,000)

Net cash used in financing activities	(743,000)	(704,000)

Net decrease in cash	(395,000)	(240,000)

Cash and cash equivalents at beginning of period	2,289,000	4,201,000

Cash and cash equivalents at end of period	$1,894,000	$3,961,000

Supplemental disclosure of non-cash financing and investing activities:

Cash distribution declared not paid	$-	$996,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”), was formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants.  Our properties are located in major metropolitan areas in the United States and are owned on an all cash basis without debt financing.  As used in this report, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC, except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (“CIP” or “Managing Member”), a California limited liability company.  CIP is managed by Cornerstone Ventures, Inc.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks.

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

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Each member’s liability is limited pursuant to the provisions of the Beverly-Killea Limited Liability Company Act.

As of the report date, the operating agreement, as amended and restated, provides, among other things, for the following:

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

On April 16, 2009, we sent a consent statement to unit holders in connection with the solicitation of written consents and approval from unit holders to change the dissolution date in Section 11.1 (a) of the operating agreement to December 31, 2012 from December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing investments with original maturities of 90 days or less at the date of purchase.  We place our cash with major financial institutions.  At times, cash balances may be in excess of amounts insured by Federal agencies. The carrying amounts approximate fair value.

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

In accordance with FASB No. 141, Business Combinations (“SFAS 141”),  we allocated the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased.  The amount allocated to acquired in-place leases is included in intangible assets — in-place lease assets in the condensed balance sheet and amortized to expense over the remaining non-cancelable term of the respective leases.

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for April 1, 2009 through December 31, 2009 and each of the four subsequent years is as follows:

Lease Intangibles
April 1, 2009 to December 31, 2009	$46,000
2010	22,000
2011	18,000
2012	18,000
2013	13,000
Thereafter	112,000
Total	$229,000

As of March 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate and related lease intangibles	$11,474,000	$22,517,000	$365,000	$894,000	$(155,000)

Less: accumulated depreciation and amortization	—	(2,811,000)	(172,000)	(833,000)	130,000
Net investments in real estate and related lease intangibles	$11,474,000	$19,706,000	$193,000	$61,000	$(25,000)

As of December 31, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate	$11,779,000	$23,829,000	$550,000	$894,000	$(155,000)

Less: impairment charge	(305,000)	(1,318,000)	(185,000)	—	—
Investment in real estate values	11,474,000	22,511,000	365,000	894,000	(155,000)
Less: accumulated depreciation and amortization	—	(2,626,000)	(167,000)	(810,000)	123,000
Net investments in real estate and related lease intangibles	$11,474,000	$19,885,000	$198,000	$84,000	$(32,000)

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended March 31, 2009 and 2008 were $205,000 and $225,000, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of March 31, 2009 and December 31, 2008, we had recorded approximately $564,000 and $552,000 in leasing commissions, respectively.  Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $26,000 and $32,000, respectively.

Revenue Recognition

Rental revenues are recorded on an accrual basis as they are earned over the lives of the respective tenant leases on a straight-line basis.  Included in this calculation are contractual rent increases and amounts paid to tenants as tenant improvement allowances.  Rental receivables are periodically evaluated for collectability.

Accounts Receivable

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements.  The Fund exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

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

Impact of New Accounting Pronouncements

In late 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  We adopted SFAS No. 141R as of January 1, 2009, and it did not have a material impact to our financial position or results of operations.

In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS No. 157 as it relates to non-financial assets and liabilities as of January 1, 2009 and it did not have a material impact to our financial position or results of operations.

In April 2008, FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We adopted SFAS 142-3 as of January 1, 2009, and it did not have a material impact to our financial position or results of operations.

In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157, “Fair Value Measurements”. Staff Position No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  We adopted Staff Position No. 157-3 as of January 1, 2009, and it did not have a material impact to our financial position or results of operations.

In April 2009, FASB issued SFAS No 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, relating to determination of fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  We have considered this guidance in making its fair value measurements as of March 31, 2009, and it did not have a significant impact on those measurements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”(“SFAS 160”) which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS 160 as of January 1, 2009 and it did not have a material impact to our financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards  No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  In summary, SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We adopted SFAS 162 as of January 1, 2009 and it did not have a material impact to our financial position or results of operations.

3.	Subsequent Event

In April 2009, we repurchased and retired 84 units for approximately $29,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause our future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to: (i) no assurance that our properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet our cash requirements for operations, capital requirements and distributions; and (iv) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on form 10-K for the year ended December 31, 2008.

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

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Results of Operations

As of March 31, 2009 and 2008, we owned six multi-tenant industrial business park properties in three major metropolitan areas.  The results of operations for the three months ended March 31, 2009 and 2008 are discussed below.

Revenue for the first quarter of 2009 decreased to $923,000 from $1,030,000 for the comparable period of 2008.  The decrease was due primarily to lower occupancy.

Property operating and maintenance expenses for the first quarter of 2009 decreased to $202,000 from $230,000 for the comparable period of 2008 due primarily to lower refurbishment costs and management fees.  Property taxes for the first quarter of 2009 were comparable to the same period in 2008. General and administrative costs for the first quarter of 2009 increased to $79,000 from $68,000 due primary to higher professional fees offset by lower SOX compliance costs.  Depreciation and amortization for the first quarter of 2009 decreased to $238,000 from $264,000 for the comparable period of 2008 due primarily to the impairment charge recorded during fourth quarter of 2008 which resulted in a lower depreciable base.

Interest income for the first quarter of 2009 decreased to $1,000 from $23,000 for the comparable period of 2008 due to lower cash available for investment as well as lower investment rates.

Liquidity and Capital Resources

As of April 30, 2009, we had approximately $1.3 million in cash and cash equivalents. We intend to use the existing cash balance for capital improvements to the properties, to provide for operating reserves and fund distributions. Cash in excess of these needs will be available for our unit repurchase program and for distribution to unit holders.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the Fund, and allow for cash distributions to our unit holders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations. As of March 31, 2009, a 1% increase or decrease in interest rates would have no material effect on our interest income.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factor

Adverse developments in the economic conditions in the geographic areas in which our real estate investments are located have had, and may continue to have, an adverse effect on the value of our investments and our results of operations.

We determine the carrying value of our investments in real estate based on judgments regarding the existence of impairment indicators such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.  For our impairment evaluations, we  have assumed that we will hold our investments until December 31, 2012, which is  the proposed extended dissolution date for the fund that is currently under consideration by our unit holders.  In the event that our unit holders do not approve the proposed extension of our dissolution date, this assumption would be incorrect.  Modifications to our assumptions or the occurrence of unexpected adverse events that impact our estimates of the expected cash flows to be generated from our investments may require us to record material asset impairment charges to the carrying values of our investments.   As a result of material impairment indicators, we were recently required, and may again be required, to recognize asset impairment charges.  This could result in the recognition of further impairment losses that could be significant and that could have a material adverse effect on our results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2009.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)