Form 10-Q
period 2009-06-30
CORNERSTONE REALTY FUND LLC
filed 2009-08-10
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(a)
ASSETS

Cash and cash equivalents	$1,669,000	$2,289,000
Investments in real estate
Land	11,474,000	11,474,000
Buildings and improvements, net	19,542,000	19,885,000
Intangible lease assets, net	189,000	198,000
Intangible in-place lease assets, net	40,000	84,000
	31,245,000	31,641,000

Tenant and other receivables, net	280,000	274,000
Prepaid expenses and other assets	31,000	36,000
Leasing commissions, less accumulated amortization of $443,000 as of June 30, 2009 and $391,000 as of December 31, 2008	199,000	161,000

Total assets	$33,424,000	$34,401,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued and other liabilities	$266,000	$316,000
Real estate taxes payable	219,000	219,000
Tenant security deposits	276,000	295,000
Intangible lease liability, net	17,000	32,000
Total liabilities	778,000	862,000

Members’ capital (100,000 units authorized and issued as of June 30, 2009 and December 31, 2008; 99,161 and 99,350 units outstanding as of June 30, 2009 and December 31, 2008, respectively)	32,646,000	33,539,000

Total liabilities and members’ capital	$33,424,000	$34,401,000

The accompanying notes are an integral part of these interim financial statements.

(a) Derived from the audited financial statements as of December 31, 2008.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Rental revenues	$765,000	$855,000	$1,538,000	$1,704,000
Tenant reimbursements and other income	164,000	169,000	314,000	350,000
	929,000	1,024,000	1,852,000	2,054,000
Expenses
Property operating and maintenance	187,000	284,000	389,000	514,000
Property taxes	144,000	144,000	287,000	289,000
General and administrative	88,000	85,000	167,000	153,000
Depreciation and amortization	236,000	266,000	474,000	530,000
	655,000	779,000	1,317,000	1,486,000

Interest income	-	10,000	1,000	33,000

Net income	$274,000	$255,000	$536,000	$601,000

Net income allocable to managing member	$27,000	$26,000	$54,000	$60,000

Net income allocable to unit holders	$247,000	$229,000	$482,000	$541,000

Per unit amounts
Basic and diluted income allocable to unit holders	$2.49	$2.30	$4.85	$5.43

Basic and diluted weighted average units outstanding	99,231	99,598	99,296	99,635

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2008	$33,539,000

Cash distributions to unit holders	(1,238,000)
Cash distributions to managing member	(125,000)
Units repurchased and retired	(66,000)
Net income	536,000

Balance, June 30, 2009	$32,646,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$536,000	$601,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	9,000	32,000
Depreciation and amortization	474,000	530,000
Changes in operating assets and liabilities
Other assets	(100,000)	(96,000)
Accounts payable, accrued and other liabilities	(84,000)	(89,000)

Net cash provided by operating activities	835,000	978,000

INVESTING ACTIVITIES
Investments in real estate	(26,000)	(159,000)

Net cash used in investing activities	(26,000)	(159,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(1,238,000)	(2,246,000)
Cash distributions to managing member	(125,000)	(104,000)
Units repurchased and retired	(66,000)	(74,000)

Net cash used in financing activities	(1,429,000)	(2,424,000)

Net decrease in cash	(620,000)	(1,605,000)

Cash and cash equivalents at beginning of period	2,289,000	4,201,000

Cash and cash equivalents at end of period	$1,669,000	$2,596,000

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

On August 7, 2001, we commenced a public offering of units of our membership interest pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933.  On August 18, 2005, we completed a public offering of these units.  As of that date, we had issued 100,000 units to unit holders for gross offering proceeds of $50,000,000, before discounts of $39,780.

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In preparing the accompanying interim financial statements, we have evaluated the potential occurrence of subsequent events through August 10, 2009, the date at which the financial statements were issued. The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

—	All allocations and distributions to the unit holders are to be pro rata in proportion to their ownership shares.

—	Effective February 22, 2007, our Operating Agreement was amended to permit repurchase of units on such terms and conditions as the managing member may determine.

—	Effective June 2, 2009, our Operating Agreement was amended and the dissolution date in Section 11.1 (a) was extended from December 31, 2010 to December 31, 2012.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144,” Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”).  We periodically evaluate our investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. In the fourth quarter of 2008, we recorded an impairment charge of approximately $1.8 million.

In accordance with FASB No. 141, “Business Combinations” (“SFAS 141”), we allocated the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for July 1, 2009 through December 31, 2009 and each of the four subsequent years is as follows:

Lease Intangibles
July 1, 2009 to December 31, 2009	$29,000
2010	22,000
2011	18,000
2012	18,000
2013	13,000
Thereafter	112,000
Total	$212,000

As of June 30, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate and related lease intangibles	$11,474,000	$22,537,000	$365,000	$894,000	$(154,000)

Less: accumulated depreciation and amortization	—	(2,995,000)	(176,000)	(854,000)	137,000
Net investments in real estate and related lease intangibles	$11,474,000	$19,542,000	$189,000	$40,000	$(17,000)

As of December 31, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate and related lease intangibles	$11,779,000	$23,829,000	$550,000	$894,000	$(155,000)
Less: impairment charge	(305,000)	(1,318,000)	(185,000)
Investment in real estate values	11,474,000	22,511,000	365,000	894,000	(155,000)
Less: accumulated depreciation and amortization	—	(2,626,000)	(167,000)	(810,000)	123,000
Net investments in real estate and related lease intangibles	$11,474,000	$19,885,000	$198,000	$84,000	$(32,000)

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended June 30, 2009 and 2008 were $203,000 and $224,000, respectively.  Depreciation and amortization related to investments in real estate and related lease intangibles for the six months ended June 30, 2009 and 2008 were $408,000 and $448,000, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of June 30, 2009 and December 31, 2008, we had recorded approximately $642,000 and $552,000 in leasing commissions, respectively. Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $26,000 and 35,000, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $52,000 and $67,000, respectively.

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

In April 2009, FASB issued SFAS No 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, relating to determination of fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  We have considered this guidance in making our fair value measurements as of June 30, 2009, and it did not have a significant impact on those measurements.

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

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162," which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund does not believe that this will have a material effect on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 168 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). These statements are effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Fund does not believe that they will have a material effect on its financial statements.

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  We adopted SFAS 165 as of June 30, 2009 and it did not have a material effect on the financial statements.

3.	Subsequent Event

In July 2009, we repurchased and retired 203 units for approximately $71,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause our future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to: (i) no assurance that our properties will continue to experience the current level of occupancy; (ii) tenants may not be able to meet their financial obligations; (iii) rental revenues from the properties may not be sufficient to meet our cash requirements for operations, capital requirements and distributions; and (iv) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of our quarterly report on form 10-Q for the quarterly period ended March 31, 2009.

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

Results of Operations

Continuing operations for the three and six months ended June 30, 2009 and 2008 consists of six multi-tenant industrial business park properties in three major metropolitan areas.  The results of operations for the three and six months ended June 30, 2009 and 2008 are discussed below.

Three months ended June 30, 2009 and 2008

Revenues for the second quarter of 2009 decreased to approximately $929,000 from approximately $1,024,000 for the comparable period of 2008.  The decrease was primarily due to lower occupancies partially offset by rent escalations.

Property operating and maintenance expenses in the second quarter of 2009 decreased to approximately $187,000 from approximately $284,000 for the comparable period of 2008.  The decrease was primarily due to a lower repair, maintenance and refurbishments costs, and lower insurance premiums.  Property taxes in the second quarter of 2009 were comparable to the same period of 2008.

General and administrative expenses in the second quarter of 2009 are comparable to the same period of 2008.  Depreciation and amortization expenses for the second quarter of 2009 decreased to approximately $236,000 from approximately $266,000 for the comparable period of 2008 as a result of the real estate impairment recorded in December 31, 2008.

Interest and other income decreased to approximately $0 in the second quarter of 2009 from approximately $10,000 in the comparable period of 2008.  The decrease was due primarily to the lower average cash balance available for short term investment combined with the low investment rates offered by the banks during the second quarter of 2009.

 Six months ended June 30, 2009 and 2008

Revenues for the first six months of 2009 decreased to approximately $1,852,000 from approximately $2,054,000 for the comparable period of 2008.  The decrease was primarily due to lower occupancies offset by increases from renewal of existing tenants and replacement tenants.

Property operating and maintenance expenses decreased to approximately $389,000 in the first six months of 2009 from approximately $514,000 in the first six months of 2008.  The decrease is primarily due a reduction in repair, maintenance and refurbishments costs and lower insurance premiums.  Property taxes in the first six months of 2009 were comparable to the same period of 2008.

General and administrative costs for the first six months increased to approximately $167,000 from approximately $153,000 due primarily to higher professional fees offset by lower SOX compliance costs.  Depreciation and amortization in the first six months of 2009 decreased to approximately $474,000 from approximately $530,000 for the comparable period of 2008 as a result of real estate impairment recorded in December 31, 2008.

Interest and other income decreased to approximately $1,000 in the first six months of 2009 from approximately $33,000 in the comparable period of 2008.  The decrease is due primarily to the lower average cash balances available for short term investments combined with lower investment rates during the first six months of 2009.

Liquidity and Capital Resources

As of July 31, 2009, we had approximately $1.3 million in cash and cash equivalents. We intend to use the existing cash balance for capital improvements to the properties and to provide for operating reserves and fund distributions. Cash in excess of these needs will be available for our unit repurchase program and for distribution to unit holders.

Our management believes the cash on hand and the net cash generated by the properties will be adequate to meet operating costs of the properties and the Fund, and allow for cash distributions to our unit holders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations. As of June 30, 2009, a 1% increase or decrease in interest rates would not have a material effect on our interest income.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 16, 2009, we commenced a solicitation of written consent and approval from the holders of the our limited liability company interests to approve an amendment to our operating agreement, without the necessity of holding a special meeting of the holders.  The purpose of the amendment was to change our dissolution date under the operating agreement from December 31, 2010 to December 31, 2012 in order to provide more time for an orderly dissolution and disposition of our assets

The affirmative consent of a majority of the outstanding percentage interests was required to approve the amendment to the operating agreement. As of May 27, 2009, we received affirmative consents from holders of a majority of the outstanding percentage interests and therefore concluded the consent process and caused our operating agreement to be amended effective as of June 2, 2009.

Item 6.  Exhibits

3.1	Amended and Restated Operating Agreement of Cornerstone Realty Fund, LLC dated as of June 30, 2003 (as amended on February 22, 2007 and June 2, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August 2009.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)