Form 10-Q
period 2009-09-30
CORNERSTONE REALTY FUND LLC
filed 2009-11-16
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

☐  Yes  ☒  No

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$1,468,000	$2,289,000
Investments in real estate
Land	11,226,000	11,474,000
Buildings and improvements, net	18,592,000	19,885,000
Intangible lease assets, net	108,000	198,000
Intangible in-place lease assets, net	20,000	84,000
	29,946,000	31,641,000

Tenant and other receivables, net	293,000	274,000
Prepaid expenses and other assets	29,000	36,000
Leasing commissions, less accumulated amortization of $143,000 as of September 30, 2009 and $128,000 as of December 31, 2008	183,000	161,000

Total assets	$31,919,000	$34,401,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$303,000	$316,000
Real estate taxes payable	387,000	219,000
Tenant security deposits	277,000	295,000
Intangible lease liability, net	10,000	32,000
Total liabilities	977,000	862,000

Members’ capital (100,000 units authorized and issued as of September 30, 2009 and December 31, 2008; 98,958 and 99,350 units outstanding as of September 30, 2009 and December 31, 2008, respectively)	30,942,000	33,539,000

Total liabilities and members’ capital	$31,919,000	$34,401,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Rental revenues	$754,000	$837,000	$2,292,000	$2,541,000
Tenant reimbursements and other income	165,000	169,000	479,000	519,000
	919,000	1,006,000	2,771,000	3,060,000
Expenses
Property operating and maintenance	213,000	245,000	602,000	759,000
Property taxes	168,000	130,000	455,000	419,000
General and administrative	30,000	65,000	197,000	218,000
Depreciation and amortization	241,000	262,000	715,000	792,000
Impairment of real estate	1,216,000	-	1,216,000	-
	1,868,000	702,000	3,185,000	2,188,000

Interest income	-	54,000	1,000	87,000

Net (loss) income	$(949,000)	$358,000	$(413,000)	$959,000

Basic and diluted (loss) income per weighted average units outstanding	$(9.57)	$3.60	$(4.16)	$9.63

Basic and diluted weighted average units outstanding	99,127	99,498	99,261	99,583

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2008	$33,539,000

Cash distributions to unit holders	(1,856,000)
Cash distributions to managing member	(192,000)
Units repurchased and retired	(136,000)
Net loss	(413,000)

Balance, September 30, 2009	$30,942,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(413,000)	$959,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	41,000	87,000
Impairment of real estate	1,216,000	-
Depreciation and amortization	715,000	792,000
Straight-line rents and amortization of acquired above (below) market leases, net	(6,000)	(40,000)
Changes in operating assets and liabilities
Other assets	(170,000)	(95,000)
Accounts payable and accrued liabilities	137,000	44,000

Net cash provided by operating activities	1,520,000	1,747,000

INVESTING ACTIVITIES
Investments in real estate	(157,000)	(185,000)

Net cash used in investing activities	(157,000)	(185,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(1,856,000)	(2,866,000)
Cash distributions to managing member	(192,000)	(141,000)
Units repurchased and retired	(136,000)	(119,000)

Net cash used in financing activities	(2,184,000)	(3,126,000)

Net decrease in cash	(821,000)	(1,564,000)

Cash and cash equivalents at beginning of period	2,289,000	4,201,000

Cash and cash equivalents at end of period	$1,468,000	$2,637,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In preparing the accompanying interim financial statements, we have evaluated the potential occurrence of subsequent events through November 13, 2009, the date at which the financial statements were issued. The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

We evaluate the carrying value for investments in real estate in accordance with Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 360-10, Property, Plant & Equipment.  We periodically evaluate our investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.

In the third quarter of 2009, we reviewed the impairment indicators as described in FASB ASC 360-10-35-21.  We compared the expected future undiscounted cash flows for one of our properties against the carrying amount of that property.  We concluded that the sum of the estimated undiscounted cash flows is less than the carrying amount of that property. Accordingly, the fair value of the property was determined based on management’s expectation of future cash flows expected from the property.  For the nine months ended September 30, 2009, we recognized an impairment charge of approximately $1.2 million.

In accordance with FASB ASC 805-10, Business Combinations, we allocated the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for October 1, 2009 through December 31, 2009 and each of the four subsequent years is as follows:

Lease Intangibles
October 1, 2009 to December 31, 2009	$9,000
2010	14,000
2011	11,000
2012	11,000
2013	7,000
Thereafter	66,000
Total	$118,000

As of September 30, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate and related lease intangibles	$11,226,000	$21,289,000	$108,000	$770,000	$(154,000)
Less: accumulated depreciation and amortization	—	(2,697,000)	—	(750,000)	144,000
Net investments in real estate and related lease intangibles	$11,226,000	$18,592,000	$108,000	$20,000	$(10,000)

As of December 31, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Assets	In-Place Lease Assets	Intangible Lease Liability
Investments in real estate and related lease intangibles	$11,474,000	$22,511,000	$365,000	$894,000	$(155,000)
Less: accumulated depreciation and amortization	—	(2,626,000)	(167,000)	(810,000)	123,000)
Net investments in real estate and related lease intangibles	$11,474,000	$19,885,000	$198,000	$84,000	$(32,000)

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended September 30, 2009 and 2008 were $206,000 and $224,000, respectively.  Depreciation and amortization related to investments in real estate and related lease intangibles for the nine months ended September 30, 2009 and 2008 were $614,000 and $672,000, respectively.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of September 30, 2009 and December 31, 2008, we had recorded approximately $326,000 and $289,000 in leasing commissions, respectively. Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $27,000 and $31,000, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $79,000 and $98,000, respectively.

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

Our allowance for doubtful accounts was $125,000 and $106,000 as of September 30, 2009 and December 31, 2008, respectively.

Fair Value of Financial Instruments

FASB ASC 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. FASB ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  The adoption of FASB ASC 820-10 did not have a material impact on our consolidated financial statements since we do not record our financial assets and liabilities in our consolidated financial statements at fair value.  We adopted FASB ASC 820-10 to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of FASB ASC 820-10 to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

The following table summarizes the one property that was measured at fair value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended September 30, 2009	Total Losses Nine Months Ended September 30, 2009

Investment in real estate	$1,742,000	$—	$—	$1,742,000	$(1,216,000)	$(1,216,000)

The FASB ASC 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, prepaid rent, tenant security deposits, real estate tax payable, accounts payable and accrued liabilities.  We consider the carrying values of cash and cash equivalents, tenant and other receivables,  prepaid rent, tenant security deposits, accounts payable, real estate tax payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

Income Tax Matters

It is our intent we be treated as a partnership for income tax purposes.  As a limited liability company, we are subject to certain taxes and fees, including state income taxes on limited liability companies; however, income taxes on the income or losses we realize are generally the obligation of the members.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in government backed securities and the amount of credit exposure to any one commercial issuer is limited.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank, which is scheduled to be reduced to $100,000 after December 31, 2009.  As of September 30, 2009, we had cash accounts in excess of FDIC insured limits.

As of September 30, 2009, we owned four properties in the state of California, one property in the state of Arizona and one property in the state of Illinois.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each State’s economy.

Impact of New Accounting Pronouncements

On January 1, 2009, we adopted FASB ASC 810-10-65, Consolidation, which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FASB ASC 810-10-65 is effective for fiscal years beginning on or after December 15, 2008.  We adopted FASB ASC 810-10-65 and it did not have a material impact to our financial position or results of operations.

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FASB ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

FASB ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

FASB ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments, intends to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased and timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   On April 1, 2009, we adopted the FSPs to enhance disclosures regarding fair value measurements.  The adoption of these FSPs did not have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces FASB ASC 320-10-S99-1, Miscellaneous Accounting – Other Than Temporary Impairment of Certain Investments in Equity Securities, to reflect FASB ASC 320-10-65-1. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended FASB ASC 320-10-S99-1 maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FASB ASC 320-10-65-1. The adoption of SAB 111 on April 1, 2009 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles, which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard as of September 30, 2009.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), (SFAS 167 shall remain authoritative until integrated in the ASC), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  We will adopt this standard on January 1, 2010.   We are in the process of evaluating the impact of this standard.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), (SFAS 166 shall remain authoritative until integrated in the ASC). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We will adopt this standard on January 1, 2010.   We do not believe that the adoption of this standard will have a material effect on our condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU, 2009-05, Measuring Liabilities at Fair Value, ASU 2009-05 provides guidance on measuring the fair value of liabilities under FASB Codification Topic 820, Fair Value Measurements and Disclosure. Specifically, the guidance reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, and presumes that the liability is to continue and is not settled with a counterparty. Further, nonperformance risk does not change after transfer of the liability. ASU 2009-05 also provides guidance on the valuation techniques to estimate fair value of a liability in an active and inactive market. ASU 2009-05 is effective for the first interim or annual reporting period beginning after issuance. We will adopt ASU 2009-05 on October 1, 2009, which will only apply to the disclosures fair value of financial instruments. The adoption of ASU 2009-05 is not expected to have a material impact on our footnote disclosures.

3.	Commitments and Contingencies

We monitor our properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows.  Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our condensed consolidated financial position, cash flows and results of operations.  We are not presently subject to any material litigation nor, to our knowledge,  any material litigation threatened against the Fund which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

4.	Subsequent Event

During the period between October 1, 2009 and November 13, 2009, we repurchased and retired 144 units for approximately $50,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. In addition, the failure or near failure of several large financial institutions early in this period and the continued failures of smaller financial institutions and businesses, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased market uncertainty and volatility. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for subordinate securitized debt instruments.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

Currently, benchmark interest rates, such as LIBOR, are at historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows.

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

Results of Operations

Continuing operations for the three and nine months ended September 30, 2009 and 2008 consists of six multi-tenant industrial business park properties in three major metropolitan areas.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are discussed below.

Results of operations for the three and nine months ended September 30, 2009 and 2008 includes six multi-tenant industrial business park properties in three major metropolitan areas.

Three months ended September 30, 2009 and 2008

Rental revenues, tenant reimbursements and other income decreased to approximately $919,000 for the three months ended September 30, 2009 from approximately $1,006,000 for the comparable period of 2008 primarily due to lower occupancy, partially as a result of longer lease up periods for vacant units.

Property operating and maintenance expenses decreased to approximately $213,000 for the three months period ended September 30, 2009 from approximately $245,000 for the comparable period of 2008.  The decrease is primarily due to a lower bad debt expense.

Property taxes increased to approximately $168,000 for the three months ended September 30, 2009 from approximately $130,000 for the comparable period of 2008.  The increase is primarily due to an increase in the property tax basis on two of our properties which management plans to appeal.

General and administrative expenses decreased to approximately $30,000 for the three months ended September 30, 2009 from approximately $65,000 for the comparable period of 2008.  The decrease is primarily due to the timing of audit and accounting fee obligations.  Depreciation and amortization expenses for the three months ended September 30, 2009 was $241,000, a decrease of $21,000, from $262,000 for the comparable period of 2008.  The decrease is due to a real estate impairment loss recognized in December 31, 2008, reducing depreciable basis, and full amortization of intangible assets at two properties.

Impairment of real estate charges increased to approximately $1,216,000 for the three months ended September 30, 2009 from $0 in the comparable period in 2008 due to adjustments to reflect a decline in the market value of one of our real estate property.

Interest and other income for the three months ended September 30, 2009 decreased to $0 from $54,000 for the comparable period of 2008.  The decrease was due to the lower average cash balance available for short term investment and the low investment rates during the three months ended September 30, 2009.

Nine months ended September 30, 2009 and 2008

Rental revenues, tenant reimbursements and other income decreased to $2,771,000 for the nine months ended September 30, 2009 from approximately $3,060,000 for the comparable period of 2008 primarily due to lower occupancy, partially resulting from longer lease up periods for vacant units.

Property operating and maintenance expenses decreased to $602,000 for the nine months ended September 30, 2009 from approximately $759,000 for the comparable period of 2008.  The decrease is primarily due to lower bad debt, refurbishment costs and administrative and professional expenses.

Property taxes increased to approximately $455,000 for the nine months ended September 30, 2009 from approximately $419,000 for the comparable period of 2008.  The increase is primarily due to an increase in the property tax basis of two of our properties which management plans to appeal.

General and administrative expenses decreased to approximately $197,000 for the nine months ended September 30, 2009 from approximately $218,000 for the comparable period of 2008.  The decrease is primarily due to the timing of accounting and audit fees obligations.  Depreciation and amortization for the nine months ended September 30, 2009 was $715,000, a decrease of $77,000, from $792,000 for the comparable period of 2008.  The decrease is due to the real estate impairment loss recognized in December 31, 2008 reducing depreciation basis and full amortization of intangible assets at two properties.

Impairment of real estate charges increased to approximately $1,216,000 for the nine months ended September 30, 2009 from $0 in the comparable period in 2008 due to adjustments to reflect a decline in the market value of one of our real estate property.

Interest and other income for the nine months ended September 30, 2009 was $1,000, compared to $87,000 in the comparable period of 2008.  The decrease is due primarily to the lower average cash balances available for short term investment combined with lower investment rates during the first nine months of 2009.

Liquidity and Capital Resources

As of October 31, 2009, we had approximately $0.8 million in cash and cash equivalents. We intend to use the existing cash balance for capital improvements to the properties, to provide for operating reserves, to pay cash distributions and to repurchase units from unit holders. Cash in excess of these needs will be available for distribution to unit holders.

Our management believes the cash on hand and the net cash generated by the properties in our portfolio will be adequate to meet operating costs of the properties and the Fund, and allow for cash distributions to our unit holders.  To the extent that net cash generated by the properties is not enough to meet operating costs and pay cash distributions to our unit holders, we will endeavor to sell selected properties such that we can continue to operate the remaining properties and pay cash distributions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations. As of September 30, 2009, a 1% increase or decrease in interest rates would not have a material effect on our interest income.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, as appropriate, to allow timely decisions regarding required disclosure.  The Chief Executive Officer and the Chief Financial Officer at Cornerstone Ventures, Inc., the manager of our Managing Member, have evaluated the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
(as amended on February 22, 2007 and June 2, 2009, Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2009.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)