Form 10-K
period 2009-12-31
CORNERSTONE REALTY FUND LLC
filed 2010-03-29
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:  000-51868

CORNERSTONE REALTY FUND, LLC
(Exact name of the registrant as specified in its charter)

California	33-0827161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐      No  ☒

The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $34,770,400 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) based upon the estimated liquidation value of the Registrant’s assets, as determined by the managing member.

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

Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

·	Continuation of the credit crisis;
·	National and local economic and business conditions;
·	General and local real estate conditions;
·	The impairment in the value of real property due to general and local real estate conditions;
·	Changes in federal, state and local governmental laws and regulations and
·	The availability of and costs associated with sources of liquidity.

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

Description of Business

We are a real estate fund that seeks return on our investments through the acquisition, management and sale of multi-tenant industrial business parks. We have purchased and operate a diversified portfolio of six existing leased multi-tenant industrial business parks catering to the small business tenant.

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

One of the most attractive features of multi-tenant business parks is the ability to adapt to changing market conditions and to meet the diversification needs of small business tenants. A multi-tenant business park is the first home for many small businesses. In good economic times, new businesses are forming and existing businesses are growing. Multi-tenant business parks can accommodate this growth with a tenant’s expansion into multiple units. In difficult economic times such as those currently being experienced, a tenant’s space requirements often contracts, and tenants who previously outgrew their space in a multi-tenant business park may move back. Accordingly multi-tenant industrial park space is in demand in both growing and declining economies.

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

Although the economic downturn that accelerated in the second half of 2008 and into 2009 had increased overall vacancy in multi tenant industrial properties, well located properties are still experiencing some rental rate increases due to demand. Properties serving the needs of the small industrial business tenant are operating at or near capacity in many markets, and rental rates in these markets are expected to rise to the point where development of new space is justified. Compared to single-user industrial properties that typically have longer lease terms, the shorter-term multi-tenant business park leases allow for greater opportunities to increase rents and maximize revenue growth in upward trending markets. Our investment strategy has been to purchase and reposition properties and capitalize on shorter lease terms, rising rents, increasing cash flow and capital appreciation.

Our portfolio is comprised of multi-tenant properties serving the small business tenant in three major metropolitan markets. The highest dollar amount we have invested in any single property is $9.9 million. As of December 31, 2009, we had purchased a total of seven properties for an aggregate investment of approximately $37.5 million. On April 16, 2007, we sold one of our properties to an unaffiliated third party for gross proceeds of $3.2 million. We do not expect to acquire additional properties.

Property Features

Land: Lot sizes for our properties range from approximately 1.6 to 5.0 acres depending upon the number of buildings and building sizes. Individual buildings contained in any specific property may be located on a single parcel of land or on multiple parcels of land depending upon the configuration and layout of the entire project. Sites are zoned for industrial, commercial and/or office uses depending on local governmental regulations. The location of each property is an important factor in its future value. We have purchased properties in what we considered to be in prime locations.

Buildings: The buildings comprising our properties are generally rectangular in shape and constructed utilizing concrete tilt up construction methods and in some cases brick and mortar methods. Building sizes range from 30,000 to 86,000 square feet divided into leasable unit sizes ranging from approximately 100 square feet to 20,000 square feet. Generally our buildings include the following features:

·	Functional site plan offering ample tenant parking and good truck and car circulation;

·	Multiple truck doors with ground level and dock high loading;

·	Ceiling clear heights in each tenant space from 14 feet to 24 feet;

·	Attractive front entry and visibility with a location for tenant’s address and sign;

·	Quality office improvements including private offices, restrooms and reception area;

·	Minimum of 100 amps of electrical service;

·	Heating, ventilating and air conditioning systems for the office area; and

·	Fire sprinklers where required by local governmental agencies.

Property Selection

The experienced staff of our managing member were responsible for the selection and evaluation of properties that we acquired. The acquisition process was performed by our managing member with no acquisition fees payable by us to our managing member. All property acquisitions were evaluated by our managing member based upon its experience in the area of multi-tenant business parks and our investment objectives and supported by appraisals prepared by a competent independent appraiser.

The Asset Management Function

Asset management includes preparation, implementation, supervision and monitoring of a business plan specifically designed for each property. Our managing member performs the following asset management services for us:

·	Creates and implements an individualized plan for enhancing the profitability and value of each property;

·	Supervises the day-to-day operations of property managers assigned to each property;

·	Selects and supervises the on-going marketing efforts of leasing agents responsible for marketing the property to prospective tenants;

·
Coordinates semi-annual rental surveys of competitive projects in the local geographic area — this function is designed to maintain the property at the highest possible rental rates allowable in the market where the property is located;

·
Approves lease terms negotiated by leasing agents with new tenants and tenants renewing their leases — this includes making sure that lease rates being attained are in line with market conditions as well as in line with the then current operating plan for the property;

·	Reviews and approves any capital improvements necessary at the property, including tenant improvements necessary to lease space;

·	Reviews monthly financial reports prepared by property managers with a focus on improving the cost efficiency of operating the property;

·	Prepares annual property operating budgets for review and approval by senior management; and

·	Prepares regular updates regarding operations of the property as compared to budget estimates.

Although most real estate operating companies charge a separate fee for asset management services, our managing member does not charge us a separate fee for such services. However, our managing member is entitled to receive an incentive share of our net cash flows from operations, as described under Item 13. “Certain Relationships and Related Transactions.”

Property Management Services

Our managing member is responsible for providing or obtaining property management services for our properties and is responsible for overseeing all day-to-day operations for each property, including the following:

·	Invoice tenants for monthly rent;

·	Collect rents;

·	Pay property level operating expenses;

·	Solicit bids from vendors for monthly contract services;

·	Provide property level financial reports on a monthly basis;

·	Review and comment on annual property operating budgets;

·	On-going assessment of potential risks or hazards at the property;

·	Clean up and prepare vacant units to be leased;

·	Supervise tenant improvement construction;

·	Supervise tenant and owner compliance with lease terms;

·	Supervise tenant compliance with insurance requirements;

·	Periodically inspect tenant spaces for lease compliance; and

·	Respond to tenant inquiries.

Due to the short-term nature of the tenant leases, as well as the large number of small business tenants at each property, multi-tenant business parks are management intensive. For this reason, property management fees for multi-tenant industrial properties are generally higher than property management fees for other types of commercial real estate. Our managing member believes that a very high level of property management service and strict property maintenance standards maximizes the value of each property. Our managing member may subcontract property management services with either an affiliate or third party property management organization. Currently, our properties are managed under subcontracts with CB Richard Ellis, Inc., Essex Realty Management, Inc. and Corporate Facility Services Inc. none of which are affiliated with us or with our managing member.

Government Regulations

The properties we own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

Employees and Resources

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

Available Information

Information about us is available on our website (http://www.crefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition. These risks and uncertainties could cause our actual results to differ materially from those presented in our forward-looking statements.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing operations. Disruptions in the capital markets during the past two years have constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values. Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our current portfolio. The current downturn may impact our tenants’ business operations directly, reducing their ability to pay base rent, percentage rent or other charges due to us.

The occurrence of these events could have the following negative effects on us:

·	the values of our investments in commercial properties could decrease below the amounts we paid for the investments;

·	we may not be able to sell our properties at an attractive price and the time to effect a sale at any price may be extended; and

·	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

These factors could impair our ability to make distributions to you and decrease the value of your investment in us.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve. The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in the end of 2009, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

We may not generate sufficient cash for distributions. If the cash flow generated by operation of the properties we own is not sufficient to fully fund distributions, we may fund distributions from cash reserves, from the proceeds of a sale of a property or incur financing upon unit holders’ approval. If the rental revenues from the properties we own do not exceed our operational expenses, or our cash reserves are depleted or we cannot incur indebtedness, we will not be able to make cash distributions until such time as we sell a property.

If our unit holders approve a proposed amendment to our operating agreement, we may incur debt financing to pay our distributions. We intend to pay our distributions from cash flow generated by operation of the properties and cash reserves. Currently our operating agreement does not permit us to incur debt financing to support distributions to our unit holders. However, if our unit holders approve a proposed amendment to our operating agreement, our managing member will be permitted to cause us to incur a limited amount of debt for working capital purposes and to support cash distributions to unit holders. If we incur debt, we would be subject to various risks associated with the use of debt financing. Interest we pay could reduce overall returns to unit holders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and overall returns to unit holders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

We are dependent upon our managing member and its affiliates to conduct our operations. Any adverse changes in the financial health of our managing member or its affiliates or our relationship with them could hinder our operating performance and the return on investments in us. We are dependent on our managing member, Cornerstone Industrial Properties, LLC, to manage our operations and our portfolio of real estate assets. Our managing member has limited operating history and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of our properties to conduct its operations. To date, the fees we pay to our managing member have been inadequate to cover its operating expenses. To cover its operational shortfalls, our managing member has relied on cash raised in private offerings. A recent FINRA inquiry, which relates to such private offerings, could adversely affect the success of such private offerings or future private capital-raising efforts. If our managing member is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us.

Our managing member, its affiliates, and its officers also have management responsibilities to other entities. Cornerstone Industrial Properties, LLC and Cornerstone Ventures, Inc. may have conflicts of interests in allocating management time between us and other entities. These other entities will purchase, operate and sell the same type of properties, which we purchase, own and operate. Our managing member, which is operated by Cornerstone Ventures, Inc., may have conflicts of interest in deciding whether or not to sell a property since the interest of our managing member and the interests of our unit holders may differ as a result of their financial and tax position and the compensation to which our managing member or affiliates may be entitled to receive upon the sale of a property.

Our managing member and its affiliates receive fees and other compensation based upon the property we own and the sale of our properties and therefore our managing and its affiliates may make recommendations to us that we hold or sell property in order to increase their compensation. Our managing member will have considerable discretion with respect to the terms and timing of our disposition and leasing transactions. Our managing member and its affiliates receive fees and other compensation related to the management of our investments. In some instances our managing member and its affiliates may benefit by us retaining ownership of our assets, while our unitholders may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our managing member to disposition fees and possible success-based sales fees. In addition, our managing member’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets which generate fees to them. Therefore, the interest of our managing member and its affiliates in receiving fees may conflict with our interests.

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

Risks we cannot control will affect the value of our properties. The values of the properties we purchase will be affected by:

·	changes in the general economic climate;

·	oversupply of space or reduced demand for real estate in local area;

·	competition from other available space;

·	governmental regulations;

·	changes in zoning or tax laws;

·	interest rate levels;

·	availability of financing; and

·	potential liability under environmental laws.

These factors may cause our rental income and the value of our properties to decrease and may make it difficult for us to sell properties.

Lease terminations could reduce our revenues from rents and our distributions to our stockholders and cause the value of our unit holders’ investment in us to decline. The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to unit holders and the value of our unit holders’ investment in us to decline.

Rising expenses at both the property and the company level could reduce our net income and our cash available for distribution to unit holders. Our properties are subject to operating risks common to real estate in general, any or all of which may reduce our net income. If any property is not substantially occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties are subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If we are unable to lease properties on a basis requiring the tenants to pay such expenses, we would be required to pay some or all of those costs which would reduce our income and cash available for distribution to unit holders.

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

Although a considerable number of leases expire within the next twelve months, most tenants’ average tenure at the property exceeds 5 years and typically smaller “mom-and-pops” tenants renew on a one year basis with our larger corporate tenants renewing for 3 to 5 years. Existing leases at the property generally include annual rental increases ranging between 3% and 5%.

Following are descriptions of our properties:

Normandie Business Center, Torrance, CA

On September 27, 2002, we purchased an existing multi-tenant industrial park known as Normandie Business Center. Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings built in 1989 consisting of approximately 48,711 leasable square feet. Our total acquisition cost was approximately $3.9 million. As of December 31, 2009, this property was 95.1% leased to 20 tenants whose spaces range in size from 1,200 to 3,358 square feet.

The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles. The South Bay is one of the largest and most active industrial submarkets in Los Angeles County near the ports of Los Angeles and Long Beach.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2005	95%
2006	94%
2007	95%
2008	96%
2009	98%

The property was built in 1989 and is currently in good physical condition. We intend to make modest repairs and improvements to this property over the next two years.

The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2009:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to month	4	8,682	$102,000	17.8%	18.1%
2010	11	22,739	289,000	46.7%	51.3%
2011	4	9,196	121,000	18.9%	21.5%
2012	—	—	—	—	—
2013	1	3,358	51,000	6.9%	9.1%
2014 and thereafter	—	—	—	—	—
	20	43,975	$563,000	90.3%	100.0%

Arrow Business Park, Irwindale, California

On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 consisting of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land. Our total acquisition cost was approximately $6.0 million. As of December 31, 2009, the property was 83.2% leased to 28 tenants whose spaces range in size from approximately 800 square feet to over 4,800 square feet.

The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2005	95%
2006	99%
2007	94%
2008	89%
2009	83%

The property was built in 1987 and is currently in good physical condition. We intend to make modest repairs and improvements to this property over the next two years.

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2009:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to month	4	9,600	$110,000	13.8%	16.7%
2010	14	25,054	283,000	36.0%	42.9%
2011	6	15,772	171,000	22.7%	26.0%
2012	3	4,208	62,000	6.0%	9.4%
2013	1	2,160	33,000	3.1%	5.0%
2014 and thereafter	—	—	—	—	—
	28	56,794	$659,000	81.6%	100.0%

Zenith Drive Centre, Glenview, Illinois

On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre. Zenith Drive Centre is a single-story, three building property built in 1978 consisting of approximately 37,990 square feet of leasable space on approximately 2.54 acres of land. Our total acquisition cost was approximately $5.3 million. As of December 31, 2009, the property was 93.4% leased to 29 tenants whose spaces range in size from approximately 100 square feet to 6,000 square feet. Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively. In the fourth quarter of 2008, we recorded an impairment charge of approximately $1.8 million related to this building. In the third quarter of 2009, we recorded an additional impairment charge of $1.2 million.

The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2005	69%
2006	74%
2007	92%
2008	88%
2009	90%

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to month	—	—	$—	—%	—%
2010	16	18,779	211,000	49.4%	57.2%
2011	6	7,322	45,000	19.3%	12.2%
2012	5	9,938	39,000	26.2%	10.6%
2013	1	—	41,000	—	11.1%
2014 and thereafter	1	—	33,000	—	8.9%
	29	36,039	$369,000	94.9%	100.0%

Clear Channel Communications leases a portion of the land parcel for the purpose of maintaining and displaying a billboard sign. Annual rent is $41,000 paid annually in advance. This lease expires in 2013. Successive five-year extensions run until 2038.

Cingular Wireless leases a portion of the land parcel for the purpose of maintaining and operating a cell-site. This lease expires in 2028. Monthly rent is currently approximately $1,900 per month.

Paramount Business Center, Paramount, California

On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story, two building property built in 1985 consisting of approximately 30,157 square feet on approximately 1.66 acres of land. Our total acquisition cost was approximately $3.2 million. As of December 31, 2009, the property was 66.5% leased to eight tenants whose spaces range in size from 2,025 square feet to 3,794 square feet. The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2005	93%
2006	100%
2007	96%
2008	86%
2009	66%

We intend to make modest repairs and improvements to this property over the next two years.

The following table sets forth lease expiration information:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)(1)
Month to month	—	—	$—	—%	—%
2010	5	10,727	105,000	35.6%	61.1%
2011	2	5,803	67,000	19.2%	38.9%
2012	—	—	—	—	—
2013	—	—	—	—	—
2014 and thereafter	—	—	—	—	—
	7	16,530	$172,000	54.8%	100.0%

 Interstate Commerce Center, Tempe, Arizona

On September 30, 2005, we purchased a multi-tenant industrial park built in 1987 in Tempe, Arizona, near the Phoenix airport. This property consists of four buildings totaling 83,385 square feet of leasable space situated on approximately 5.02 acres of land. Our total acquisition cost was approximately $7.5 million. As of December 31, 2009, the property was 90.0% leased to four tenants whose spaces range in size from 8,372 square feet to 28,099 square feet. The property’s historical occupancy rates are as follows:

Year Ending December 31	Average Annual Occupancy (%)
2005	82%
2006	87%
2007	100%
2008	95%
2009	90%

We intend to make modest repairs and improvements to this property over the next two years.

The following table sets forth lease expiration information for the next five years:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to month	—	—	$—	—%	—%
2010	1	19,930	158,000	23.9%	25.5%
2011	—	—	—	—	—
2012	1	14,883	125,000	17.9%	20.2%
2013	2	40,200	336,000	48.2%	54.3%
2014 and thereafter	—	—	—	—	—
	4	75,013	$619,000	90.0%	100.0%

Shoemaker Industrial Park, Santa Fe Spring, California

On June 28, 2006 we acquired Shoemaker Industrial Park. The acquisition price was $9.9 million. This property consists of three buildings totaling 86,084 square feet of leasable space situated on approximately 4.0 acres of land. As of December 31, 2009, the property was 70.9% leased to 15 tenants whose spaces range in size from 1,960 square feet to 13,617 square feet. In the fourth quarter of 2009, we recorded an impairment charge of approximately $1.9 million related to this building.

The property’s historical occupancy rates are as follows:

Year Ending Dec 31	Average Annual Occupancy (%)
2005	99%
2006	79%
2007	95%
2008	91%
2009	78%

We intend to make modest repairs and improvements to this property over the next two years.

The following table sets forth lease expiration information for the next five years:

Year Ending December 31	No. of Leases Expiring	Approx. Amount of Expiring Leases (Sq. Feet)	Base Rent Of Expiring Leases (Annual $)	Percent of Total Leasable Area Expiring (%)	Percent of Total Annual Base Rent Expiring (%)
Month to month	1	2,422	$42,000	2.8%	6.9%
2010	8	19,473	212,000	22.6%	34.8%
2011	2	14,680	145,000	17.1%	23.8%
2012	3	22,537	210,000	26.2%	34.5%
2013	—	—	—	—	—
2014 and thereafter	—	—	—	—	—
	14	59,112	$609,000	68.7%	100.0%

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings

There are no pending material legal proceedings to which we or our assets are subject.  In addition, no such material proceedings are known to be contemplated against us.

ITEM 4.  RESERVED

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

Holders

On August 18, 2005, we completed our public offering of units. We had sold a total of 100,000 units of membership interest to 1,448 investors for a total investment of $50,000,000. The sale of the units of membership interest was made pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. As of December 31, 2009, 98,814 units remained outstanding held of record by 1,299 holders.

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

As of December 31, 2009, we have distributed a total of $15,187,000 to our investors, of which $14,465,000 was paid to unit holders and $722,000 was paid to our managing member. Of the amount paid to unit holders, $786,000 was paid directly from funds of our managing member. We contemplate making distributions quarterly but distributions may be made more or less frequently.

On January 15, 2010, we distributed an additional $623,000 to our investors, of which $623,000 was paid to unit holders and $0 was paid to our managing member.

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

As of December 31, 2009, we have redeemed 1,186 units at the repurchase price noted below per unit less a $37.50 per investor transaction fee. During the year ended December 31, 2008 and 2009, we repurchased units as follows:

Period	Total Number of Units Repurchased (1)	Average Price Paid per Unit	Approximate Number of Units that may yet be purchased under the Program (2)
1st quarter of 2008	75	$435	460
2nd quarter of 2008	95	$435	365
3rd quarter of 2008	105	$435	260
4th quarter of 2008	95	$435	165
	370

1st quarter of 2009	105	$435	575
2nd quarter of 2009	84	$348	491
3rd quarter of 2009	203	$348	288
4th quarter of 2009	144	$348	144
	536

(1)	All units were repurchased pursuant to the Fund’s publicly announced unit repurchase program.
(2)	The number of units repurchased in the 2009 and 2008 calendar years may not exceed $200,000 for each of the years or approximately $50,000 per quarter.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

	Years Ended December 31,
	2009	2008	2007	2006	2005

Revenues	$3,633,000	$4,033,000	$4,039,000	$3,298,000	$2,103,000

(Loss) Income from continuing operations	(2,141,000)	(508,000)	1,285,000	796,000	592,000
Income from discontinued operations	—	—	351,000	78,000	36,000
Net (loss) income	$(2,141,000)	$(508,000)	$1,636,000	$874,000	$628,000

Net (loss) income allocable to unit holders	$(1,927,000)	$(457,000)	$1,472,000	$787,000	$565,000
Basic and diluted (loss) income allocable to unit holders per weighted average unit:
(Loss) Income from continuing operations	$(19.42)	$(4.59)	$11.57	$7.17	$6.33
Income from discontinued operations	—	—	$3.16	$0.70	$0.38

Basic and diluted weighted average units outstanding	99,218	99,618	99,930	100,000	84,127

Cash distributions per weighted average units outstanding (a)	$24.99	$35.06	$25.02	$25.00	$21.55

(a) Excludes distributions paid to the managing member.

In the fourth quarter of 2008, we recorded an impairment charge of approximately $1.8 million on Zenith Drive Centre. In the third quarter of 2009, we recorded an additional impairment charge of approximately $1.2 million on Zenith Drive Centre. In the fourth quarter of 2009, we recorded an impairment charge of approximately $1.9 million on Shoemaker Industrial Park.

Balance Sheet Data

	Years Ended December 31,
	2009	2008	2007	2006	2005

Total assets	$29,239,000	$34,401,000	$38,830,000	$40,269,000	$41,506,000
Total liabilities	$698,000	$862,000	$943,000	$1,134,000	$744,000
Members’ capital	$28,541,000	$33,539,000	$37,887000	$39,135,000	$40,761,000

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

Revenue Recognition and Valuation of Receivables

Revenue is recorded in accordance with ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”).  Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.  Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because the Fund’s leases may provide for free rent, lease incentives, or other rental increases at specified intervals, the Fund straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. The Fund’s revenues are comprised largely of rental income and other income collected from tenants.  Management is required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible.  Management reviews unbilled rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, the Fund records an increase in its allowance for doubtful accounts or records a direct write-off of the specific rent receivable.

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements and intangible lease assets or liabilities including in-place leases, above market and below market leases. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place lease intangibles, which are included as a component of investments in real estate, is amortized to expense over the average expected lease term.

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our statements of operations.

Impairment of Real Estate Assets

Rental properties and intangibles are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Impairment indicators for our rental properties are assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, rental rates and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Investment in Real Estate Held-for-Sale

We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. At December 31, 2009, no real estate assets were classified as held for sale.

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position, cash flows and results of operations. We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against the Fund which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Recently Issued Accounting Pronouncements

Reference is made to Notes to our Financial Statements, which begin on page F-1 of this Form 10-K.

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

Continuing Operations

During 2009 and 2008, we owned and operated six properties for the entire year.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Rental revenues decreased to $3,001,000 in 2009 from $3,352,000 in 2008 primarily due to longer lease up periods of vacant units, lower market lease rates and higher concessions to attract and retain tenants as a result of the national economic crisis partially offset by existing tenant leases with rent escalations. Tenant reimbursements and other income decreased to $632,000 in 2009 from $681,000 in 2008 primarily due to the same reasons.

Property operating and maintenance expense decreased to $879,000 in 2009 from $942,000 in 2008. The decrease is largely due to lower refurbishment and maintenance costs, lower property administrative and insurance expense partially offset by an increase in bad debt expense.

Property tax expense increased to $603,000 in 2009 from $564,000 in 2008 primarily due to an increase in assessed property tax value for two of the properties.

General and administrative expenses decreased to $250,000 in 2009 from $267,000 in 2008 due primarily to the decrease in audit and professional fees, partially offset by an increase in Sarbanes Oxley readiness costs.

Depreciation and amortization decreased to $947,000 in 2009 from $1,049,000 in 2008. The decrease is due to a real estate impairment loss recognized in December 31, 2008, reducing depreciable basis, and full amortization of intangible assets at two properties.

Impairment of real estate increased to approximately $3,096,000 in 2009 from $1,808,000 in 2008 due to impairment charges recorded to reflect a decline in the market value of two of our real estate properties in 2009 compared to one property in 2008.

Interest and other income decreased to $1,000 in 2009 from $89,000 in 2008. This decrease is primarily attributable to lower short-term investment rates combined with a lower average cash balance in 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Rental revenues decreased to $3,352,000 in 2008 from $3,380,000 in 2007 largely due to higher vacancy rates offset by rental increases from new and existing tenants in 2008. Tenant expense reimbursements and other income increased to $681,000 in 2008 from $659,000 in 2007 largely due to tenant reimbursements escalations from new and existing tenants offset by free rent provided to new tenants and higher vacancies.

Property operating and maintenance expenses increased to $942,000 in 2008 from $840,000 in 2007. The increase is largely due to higher bad debt, collection and landscaping expenses offset by lower property insurance costs.

Property taxes decreased to $564,000 in 2008 from $581,000 in 2007 primarily due to lower assessed property tax value for one of the properties.

General and administrative expenses decreased to $267,000 in 2008 from $421,000 in 2007 due primarily to lower Sarbanes Oxley readiness and other professional fees.

Depreciation and amortization in 2008 was consistent with the 2007 amount.

Impairment of real estate charges increased to approximately $1,808,000 in 2008 from $0 in 2007 due to an impairment change recorded to reflect a decline in the market values of one real estate property, resulting from the fourth quarter 2008 economic decline.

Interest and other income decreased to $89,000 in 2008 from $141,000 in 2007. This decrease is primarily due to 2008 including a one-time 2004 property tax appeal refund for approx $44,000 combined with 2008 having lower short-term investment rates and a lower average cash balance.

Liquidity and Capital Resources

As of February 28, 2010, we had approximately $0.5 million in cash and cash equivalents.  Our management believes the cash on hand and the cash flow generated by operation of the properties will be adequate to meet operating costs of the properties and the company. If the cash flow generated by operation of the properties we own is not sufficient to fully fund distributions, we may fund distributions from cash reserves, from the proceeds of a sale of a property, or upon unit holders’ approval, with debt financing.

We expect that primary sources of capital over the long term will include net cash flows from operations and net proceeds from the sale of our properties. We expect that our primary uses of capital will be for the payment of tenant improvements and leasing commissions, operating expenses and distributions.

We intend to hold the properties in which we have invested until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives. General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, related notes and supplemental schedules are contained on pages F-1 to F-16 of this report. The index to such items is included in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BDO Seidman, LLP, the Fund’s independent registered public accounting firm, was dismissed on September 16, 2009. The reports of BDO Seidman, LLP on the registrant’s financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Fund’s two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the same period, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On September 22, 2009, the Fund engaged Deloitte & Touche LLP as its new independent registered public accounting firm. The decision to change accountants was approved by the Financial Oversight Committee of the managing member of the registrant.

During the Fund’s two most recent fiscal years through September 22, 2009 the registrant did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Fund’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Fund provided BDO Seidman, LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed on September 22, 2009 with the Securities and Exchange Commission, and requested BDO Seidman, LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements above. A copy of the letter from BDO Seidman, LLP to the Securities and Exchange Commission, dated September 21, 2009, is attached as Exhibit 16.1 to the September 22, 2009 report on Form 8-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Cornerstone Industrial Properties, LLC is a California limited liability company, which was initially organized for the purpose of being our managing member. Our managing member is owned by Cornerstone Ventures, Inc. as well as various investors which do not have any voting rights or control with respect to the operations of our managing member.

Our managing member also acts as the manager of another investment fund and is a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of our managing member is Cornerstone Ventures, Inc. Cornerstone Ventures, Inc. oversees the activities of our managing member and provides many of the services necessary for our managing member to fulfill its responsibilities to us. The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience. As of March 22, 2010, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our managing member and has sole voting control with respect to our operations.

Board of Directors of Manager of Managing Member

Terry G. Roussel, age 56, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989. Mr. Roussel is President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of our managing member of the Fund. Mr. Roussel is also the President, Chief Executive Officer and a Director of Cornerstone Core Properties REIT and Cornerstone Growth & Income REIT, Inc. and their advisors, Cornerstone Realty Advisors, LLC and Cornerstone Leveraged Realty Advisors, LLC, respectively and the majority shareholder, a director and an officer of Pacific Cornerstone Capital, Inc. Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

On December 11, 2009, Mr. Roussel and Pacific Cornerstone Capital, Inc. entered into a Letter of Acceptance, Waiver and Consent (AWC) with the Financial Industry Regulatory Authority (FINRA) relating to alleged rule violations. The AWC set forth FINRA’s findings that Pacific Cornerstone Capital and Mr. Roussel had violated conduct rules in connection with private placements conducted by Pacific Cornerstone Capital during the period from January 1, 2004 through May 30, 2009. Without admitting or denying the allegations and findings against them, Pacific Cornerstone Capital and Mr. Roussel consented in the AWC to various findings by FINRA, which allege that they violated NASD and FINRA rules relating to communications with the public (NASD Rule 2210); supervision (NASD Rule 3010), and standards of commercial honor and principles of trade (FINRA Rule 2010, formerly NASD Rule 2110). FINRA’s allegations, in sum, focus on claimed material misstatements and omissions with respect to certain performance targets used in connection with the private placements. Pacific Cornerstone Capital consented to a censure and fine of $700,000. Mr. Roussel consented to a fine of $50,000, suspension from association with a FINRA member in all capacities for 20 business days, and suspension from association with a FINRA member firm in a principal capacity for an additional three months.

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

Alfred J. Pizzurro, age 54, is a Director and Senior Vice President and shareholder of Cornerstone Ventures, Inc. as well as a shareholder, director and officer of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering that closed in August of 2005. Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

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

Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Financial Oversight Committee

We do not have a board of directors or an audit committee. Accordingly, as the managing member of our manager, Cornerstone Ventures, Inc. has established a Financial Oversight Committee consisting of Terry G. Roussel, as the Principal Executive Officer and Sharon C. Kaiser, as the Principal Financial Officer of Cornerstone Ventures, Inc. The Financial Oversight Committee will serve the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accounting firm, and establishing and enforcing our Code of Business Conduct and Ethics. The Financial Oversight Committee is not independent of us or the managing member.

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

Sharon C. Kaiser, age 65, has served as the Chief Financial Officer of Cornerstone Ventures, Inc. since October 2005. Ms. Kaiser joined Cornerstone in July 2005 as Chief Financial Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC. Ms. Kaiser is responsible for finance and accounting.

Prior to joining Cornerstone, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc., Westfield is one of the largest REITs in the world.

From 1999 to 2002, Ms. Kaiser served as Chief Financial Officer of The StayWell Company, a subsidiary of Vivendi Universal, and from 1995 to 1999, where she served as Chief Financial Officer and Senior Vice President of HemaCare Corporation, a publicly traded biomedical company. Her responsibilities included financial accounting and reporting, information technology, investor relations and human resources, as well as strategic planning and acquisition due diligence and integration.

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

During the period from January 1, 2009 through December 31, 2009, there were no Section 16(a) filings required.

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

There are no units of membership interest owned by our managing member as of December 31, 2009. There are five units of membership interest owned by Terry G. Roussel as of December 31, 2009 which represents less than 1% of the units outstanding.

No arrangements exist which would, upon implementation, result in a change in control of the Company.

We do not have any equity compensation plans and did not have any such plan as of December 31, 2009.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation and Fees to be paid to our Managing Member and its Affiliates

Following is a summary of the compensation and fees paid by us to our managing member and its affiliates in connection with the operation of the company and the liquidation of our properties for the year ended December 31, 2009.

Type of Compensation and Recipient	Method of Compensation	Amount

OPERATIONAL STAGE

Property management fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	$—

Property refurbishment supervision fee payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	$—

Leasing commissions payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years	$—

Incentive share of net cash flow from operations payable to our managing member	10% of net cash flow from operations each year until unit holders have received distributions equal to an 8% per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations	$192,000

Reimbursement of actual cost of goods, materials and other services supplied to us by our managing member	Reimbursement of actual expenses and costs	$—

LIQUIDATION STAGE

Property disposition fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties. Our managing member will not be given an exclusive right to sell our properties	Property disposition fees in an amount equal to 6% of the contract sales price of the property	$—

Incentive share of net sales proceeds payable to our managing member	After the unit holders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unit holders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales	$—

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP audited our financial statements for the years ended December 31, 2008, 2007 and 2006 and the first two quarters of 2009. Commencing with the third quarter of 2009, Deloitte & Touche, LLP became our independent registered public accounting firm.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by BDO Seidman, LLP and Deloitte & Touche, LLP for the years ending December 31, 2009 and 2008 were as follows:

	Deloitte & Touche		BDO Seidman
Services Provided	2009	2008	2009	2008
Audit Fees	$74,000	$-	$38,000	$134,000
All Other Fees	-	-	-	1,000
Total	$74,000	$-	$38,000	$135,000

Audit Fees. The aggregate fees billed for the years ended December 31, 2009 and 2008 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2009 and 2008 were for expense related to the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

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

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:
Reports of Independent Registered Public Accounting Firms
Balance Sheets as of December 31, 2009 and 2008
Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Statements of Members’ Capital for the Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

(a) (2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts
Schedule III - Real Estate and Accumulated Depreciation

(a) (3)	Exhibits

3.1	Articles of Organization (incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999).

3.2
Operating Agreement (Amended and Restated) dated as of June 30, 2003, as amended by Amendment No.1 dated as of February 22, 2007 and Amendment No.2 dated as of June 2, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed on August 10, 2009.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 2010.

CORNERSTONE REALTY FUND, LLC

By	CORNERSTONE INDUSTRIAL PROPERTIES, LLC:
its Managing Member

	By	CORNERSTONE VENTURES, INC.:
its Manager

		By	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By	/s/SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following person on behalf of the registrant has signed this report below in the capacity as and on the date indicated.

Signature	Title	Date

/s/ TERRY G. ROUSSEL	Director of Cornerstone	March 26, 2010
Ventures, Inc.
Terry G. Roussel

/s/ ALFRED J. PIZZURRO	Director of Cornerstone	March 26, 2010
Ventures, Inc.
Alfred J. Pizzurro

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE REALTY FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Cornerstone Realty Fund, LLC
Irvine, California

We have audited the accompanying balance sheet of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2009 and the related statements of operations, members’ capital and cash flows for the year ended December 31, 2009. Our audit also included financial statement schedules for the year ended December 31, 2009 listed in the index at Item 15.  These financial statements and schedules are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE, LLP

Costa Mesa, California
March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Cornerstone Realty Fund, LLC
Irvine, California

We have audited the accompanying balance sheet of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2008, and the related statements of operations, members’ capital and cash flows for each of the two years in the period ended December 31, 2008. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California
March 11, 2009

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

Assets
Cash and cash equivalents	$761,000	$2,289,000

Investments in real estate
Land	10,443,000	11,474,000
Buildings and improvements value, net	17,375,000	19,885,000
Intangible lease value, net	106,000	198,000
Intangible asset — in-place leases, net	9,000	84,000
	27,933,000	31,641,000
Other assets
Tenant and other receivables, less allowance of $190,000 in 2009 and $105,000 in 2008	313,000	274,000
Prepaid expenses	52,000	36,000
Leasing commissions, net	180,000	161,000

Total assets	$29,239,000	$34,401,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$204,000	$316,000
Real estate taxes payable	233,000	219,000
Tenant security deposits	256,000	295,000
Intangible lease liability, net	5,000	32,000
Total liabilities	698,000	862,000

Commitments and contingencies (Note 5)
Members’ capital (100,000 units authorized and issued at 2009 and 2008; 98,814 and 99,350 units outstanding at 2009 and 2008)	28,541,000	33,539,000
Total liabilities and members’ capital	$29,239,000	$34,401,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

Revenues:
Rental revenues	$3,001,000	$3,352,000	$3,380,000
Tenant reimbursements and other income	632,000	681,000	659,000
	3,633,000	4,033,000	4,039,000
Expenses:
Property operating and maintenance	879,000	942,000	840,000
Property taxes	603,000	564,000	581,000
General and administrative expenses	250,000	267,000	421,000
Depreciation and amortization	947,000	1,049,000	1,053,000
Impairment of real estate	3,096,000	1,808,000	—
	5,775,000	4,630,000	2,895,000

Interest and other income	1,000	89,000	141,000

(Loss) income from continuing operations	(2,141,000)	(508,000)	1,285,000

Discontinued operation:
Gain on sale of real estate	—	—	306,000
Income from discontinued operations	—	—	45,000
	—	—	351,000

Net (loss) income	$(2,141,000)	$(508,000)	$1,636,000

Net (loss) income allocable to managing member	$(214,000)	$(51,000)	$164,000

Net (loss) income allocable to unit holders:
From continuing operations	$(1,927,000)	$(457,000)	$1,156,000
From discontinued operations	—	—	316,000
	$(1,927,000)	$(457,000)	$1,472,000

Per unit amounts:
Basic and diluted (loss) income from continuing operation allocable to unit holders	$(19.42)	$(4.59)	$11.57
Basic and diluted income from discontinued operations allocable to unit holders	$—	$—	$3.16
Basic and diluted weighted average units outstanding	99,218	99,618	99,930

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2006	$39,135,000

Cash distributions to unit holders	(2,500,000)
Cash distributions to managing member	(262,000)
Units repurchased and retired	(122,000)
Net income	1,636,000

Balance, December 31, 2007	$37,887,000

Cash distributions to unit holders	(3,493,000)
Cash distributions to managing member	(186,000)
Units repurchased and retired	(161,000)
Net loss	(508,000)

Balance, December 31, 2008	$33,539,000

Cash distributions to unit holders	(2,479,000)
Cash distributions to managing member	(192,000)
Units repurchased and retired	(186,000)
Net loss	(2,141,000)

Balance, December 31, 2009	$28,541,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net (loss) income	$(2,141,000)	$(508,000)	$1,636,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain on sale of real estate	—	—	(306,000)
Depreciation and amortization	947,000	1,049,000	1,053,000
Provision for bad debts	107,000	68,000	27,000
Impairment of real estate	3,096,000	1,808,000	—
Straight-line rent and amortization of acquired above/below market leases	(30,000)	(39,000)	(116,000)
Changes in operating assets and liabilities:
Other assets, net	(292,000)	(110,000)	(78,000)
Accounts payable and accrued liabilities	(124,000)	(22,000)	(190,000)
Real estate taxes payable	14,000	(9,000)	34,000
Tenant security deposits	(39,000)	(21,000)	14,000
Net cash provided by operating activities	1,538,000	2,216,000	2,074,000

INVESTING ACTIVITIES
Net proceeds received from sale of real estate	—	—	2,925,000
Additions to real estate	(209,000)	(288,000)	(163,000)
Net cash (used in) provided by investing activities	(209,000)	(288,000)	2,762,000

FINANCING ACTIVITIES
Cash distributions to unit holders	(2,479,000)	(3,493,000)	(2,500,000)
Cash distributions to managing member	(192,000)	(186,000)	(262,000
Units repurchased and retired	(186,000)	(161,000)	(122,000)
Net cash used in financing activities	(2,857,000)	(3,840,000)	(2,884,000)

Net (decrease) increase in cash	(1,528,000)	(1,912,000)	1,952,000

Cash and cash equivalents - beginning of year	2,289,000	4,201,000	2,249,000

Cash and cash equivalents - end of year	$761,000	$2,289,000	$4,201,000

Supplemental disclosure of non-cash financing and investing activities:
Accrued real estate additions	$12,000	$—	$—

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

—	All allocations and distributions to the unit holders are to be pro rata in proportion to their ownership shares.

—	Effective February 22, 2007, the Fund’s operating agreement was amended to permit repurchase of units on such terms and conditions as the Managing Member may determine.

—	Effective June 2, 2009, the Fund’s operating agreement was amended and the dissolution date was extended from December 31, 2010 to December 31, 2012.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the financial statements. Such financial statements and accompanying notes are the representations of management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

Investments in Real Estate

Upon acquisition of a property, the Fund allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements and intangible lease assets or liabilities including in-place leases and above market and below market leases.  The Fund allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

In-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease.  The value of in-place lease intangibles, which are included as a component of investments in real estate, is amortized to expense over the average expected lease term.

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Fund’s statements of operations.

The Fund reviews each real estate asset owned to determine whether the carrying amount of the asset can be recovered. Based on current market conditions and management’s assessment of the market value of its properties, the Fund recorded impairment charges of $1.9 million, $1.2 million and $1.8 million in the fourth quarter of 2009, third quarter of 2009 and fourth quarter of 2008, respectively. There was no impairment charge taken in the year ended December 31, 2007.

Investments in Real Estate Assets Held-for- Sale

The Fund evaluates the held-for-sale classification of its owned real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale.  The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.  As of December 31, 2009,  2008 and 2007, none of the Fund’s properties were classified as held-for-sale.

Leasing Commissions

Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term.  As of December 31, 2009 and 2008, the Fund had recorded approximately $324,000 and $289,000 in leasing commissions, respectively.  The unamortized portion of this asset was approximately $180,000 at December 31, 2009 and $161,000 at December 31, 2008.

Revenue Recognition and Valuation of Receivables

Revenue is recorded in accordance with ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”).  Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.  Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because the Fund’s leases may provide for free rent, lease incentives, or other rental increases at specified intervals, the Fund straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. The Fund’s revenues are comprised largely of rental income and other income collected from tenants.  Management is required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible.  Management reviews unbilled rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, the Fund records an increase in its allowance for doubtful accounts or records a direct write-off of the specific rent receivable.

Accounts Receivable

We periodically evaluate the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements.  The Fund exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.  Our allowance for doubtful accounts was $190,000 and $105,000 as of December 31, 2009 and December 31, 2008, respectively.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standare Codification (ASC) 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820-10 did not have a material impact on the Fund’s financial statements since it does not record its financial assets and liabilities in its financial statements at fair value.  The Funds adopted ASC 820-10 with respect to its non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820-10 with respect to its non-financial assets and liabilities did not have a material impact on its financial statements.

The following table summarizes the two properties that were measured at fair value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended December 31, 2009	Total Losses for the Year Ended December 31, 2009

Investments in real estate	$9,222,000	$—	$—	$9,222,000	$(1,880,000)	$(3,096,000)

ASC 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

The Fund generally determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and its estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The Fund ‘s balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables,  tenant security deposits, real estate taxes payable, accounts payable and accrued liabilities.  We consider the carrying values of cash and cash equivalents, tenant and other receivables, tenant security deposits, accounts payable, real estate taxes payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of December 31, 2009, we had cash accounts in excess of FDIC insured limits.

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for interim or annual financial periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on the Fund’s financial statements.

In June 2009, the FASB issued new accounting literature with respect to the consolidation of VIEs. The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE.  The new guidance applies to the Fund’s fiscal year beginning on January 1, 2010 and early adoption is prohibited.  The Fund adopted the guidance on January 1, 2010, and the adoption of the new guidance did not have a material impact on its financial statements.

In January 2010, the FASB issued an Accounting Standard Update to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The Fund adopted the guidance on January 1, 2010 and the adoption of this new guidance did not have a material impact on its financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation. These immaterial reclassification had no impact on previously reported financial position, results of operations or cash flows.

3.	Investments in Real Estate

As of December 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	Acquired In-Place Lease	Acquired Below- Market Leases
Investments in real estate	$10,443,000	$19,689,000	$108,000	$770,000	$(155,000)
Less: accumulated depreciation and amortization	—	(2,314,000)	(2,000)	(761,000)	150,000
Net Investments in real estate	$10,443,000	$17,375,000	$106,000	$9,000	$(5,000)

As of December 31, 2008, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate	$11,474,000	$22,511,000	$365,000	$894,000	$(155,000)
Less: accumulated depreciation and amortization	—	(2,626,000)	(167,000)	(810,000)	123,000
Net Investments in real estate	$11,474,000	$19,885,000	$198,000	$84,000	$(32,000)

Depreciation and amortization expense associated with investments in real estate and related lease intangibles were $0.9 million, $1.0 million and $1.1 million in 2009, 2008 and, 2007 respectively.

Anticipated amortization of lease intangibles for each of the five following years ended December 31, 2009 is as follows:

Lease Intangibles
2010	$14,000
2011	11,000
2012	11,000
2013	7,000
2014	4,000
Thereafter	63,000
$110,000

Future Minimum Lease

The future minimum lease payments to be received under existing operating leases for the six properties owned as of December 31, 2009 are as follows:

Years ending December 31,
2010	$2,006,000
2011	1,237,000
2012	630,000
2013	109,000
2014	26,000
2015 and thereafter	401,000
$4,409,000

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts.  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

4.	Related Party Transactions

During the years ended December 31, 2009, 2008 and 2007, the total incentive share of net cash flow from operations paid to the Fund’s Managing Member was $192,000, $186,000 and $262,000, respectively.

5.	Commitments and Contingencies

The Fund monitors its properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environmental liability does not exist, the Fund is not currently aware of any environmental liability with respect to the properties that would have a material effect on its financial condition, results of operations and cash flows.  Further, the Fund is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Fund believes would require additional disclosure or the recording of a loss contingency.

The Fund’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on its financial position, cash flows and results of operations.  The Fund is not presently subject to any material litigation nor, to its knowledge, any material litigation threatened against the Fund which if determined unfavorably to the Fund would have a material adverse effect on its cash flows, financial condition or results of operations.

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

	Three Months Ended
2009	March 31,	June 30,	September 30,		December 31,
Revenues	$923,000	$929,000	$919,000		$862,000

Net income (loss) from continuing operations allocable to unit holders:	$236,000	$247,000	$(854,000	)(a)	$(1,553,000	)(a)
Per unit amounts:
Basic and diluted income (loss) from continuing operations	$2.38	$2.49	$(8.62)		$(15.70)

Basic and diluted weighted average units outstanding	99,333	99,231	99,127		98,934

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,
Revenues	$1,030,000	$1,024,000	$1,006,000	$973,000

Net income (loss) from continuing operations allocable to unit holders:	$311,000	$229,000	$322,000	$(1,319,000	)(a)
Per unit amounts:
Basic and diluted income (loss) from continuing operations	$3.12	$2.30	$3.24	$(13.27)

Basic and diluted weighted average units outstanding	99,683	99,598	99,498	99,429

(a)	Includes impairment charge of $1.9 million during the fourth quarter of 2009, $1.2 million during the third quarter of 2009 and $1.8 million, during the fourth quarter of 2008.

7.	Discontinued Operations

We report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of October 1, 2006, we determined that the potential sale of Sky Harbor Business Park to a third party was probable and classified it as held for sale.  This property was sold on April 16, 2007.  We included all results of these discontinued operations in a separate component of income on the statements of operations under the heading Income from Discontinued Operations.

The following is a summary of the components of income from discontinued operations for the year ended December 31, 2007:

2007
Total revenues	$120,000
Operating expenses and real estate taxes	75,000
Income from discontinued operations	45,000

Gain on sale of real estate	$306,000

8.	Subsequent Events

During the period between January 1, 2010 and March 19, 2010, we repurchased and retired 144 units for approximately $50,000.

In March 2010, the Fund listed Zenith Drive Centre for sale.  The decision was based on our evaluation of  Chicago real estate market dynamics which we believe  indicated that the value of the asset has been maximized.

	December 31,
	2009	2008
Net investment in real estate assets associated with Zenith Drive Centre	$1,726,000	$3,002,000
Liabilities associated with Zenith Drive Centre	$261,000	$275,000

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$58,000	$27,000	$(13,000)	$72,000
Year Ended December 31, 2008:
Allowance for doubtful accounts	$72,000	$68,000	$(35,000)	$105,000
Year Ended December 31, 2009:
Allowance for doubtful accounts	$105,000	$107,000	$(22,000)	$190,000

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

	Initial Cost to Fund		Costs Capitalized Subsequent to Acquisition			Gross Amount Invested						Life on which Depreciation in Latest Income
Description	Land	Building and Improvements	Improvements	Carry Costs	Impairment	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statement is Computed
Investments in Real Estate
Normandie Business Center Torrance, CA	$1,783,000	$2,206,000	$135,000	—	$—	$1,783,000	$2,341,000	$4,124,000	$547,000	1989	09/27/02	39 years

Arrow Business Center Irwindale, CA	2,338,000	3,660,000	194,000	—	—	2,338,000	3,854,000	6,192,000	797,000	1987	12/10/03	39 years

Zenith Business Center Chicago, IL	908,000	3,792,000	184,000	—	(2,764,000)	355,000	1,278,000	1,633,000	13,000	1978	01/25/05	34 years

Paramount Business Center Paramount, CA	1,100,000	1,926,000	96,000	—	—	1,100,000	2,022,000	3,122,000	258,000	1985	04/28/05	39 years

Interstate Commerce Center Tempe, AZ	1,750,000	5,495,000	328,000	—	—	1,750,000	5,823,000	7,573,000	699,000	1987	09/30/05	39 years

Shoemaker Ave, Santa Fe Springs, CA	3,900,000	5,994,000	41 ,000	—	(1,880,000)	3,117,000	4,371,000	7,488,000	—	1974	06/28/06	36 years

Totals	$11,779,000	$23,073,000	$978,000	—	$(4,644,000)	$10,443,000	$19,689,000	$30,132,000	$2,314,000

	Cost	Accumulated Depreciation

Balance at December 31, 2006	$38,023,000	$(1,368,000)

2007 Sale of real estate	(2,866,000)	248,000
2007 Additions	163,000	(732,000)

Balance at December 31, 2007	$35,320,000	$(1,852,000)

2008 Impairment of real estate	(1,623,000)	—
2008 Additions	288,000	(774,000)

Balance at December 31, 2008	$33,985,000	$(2,626,000)

2009 Impairment of real estate	(4,074,000)	1,053,000
2009 Additions	221,000	(741,000)

Balance at December 31, 2009	$30,132,000	$(2,314,000)

(b) For federal income tax purposes, the aggregate cost of the Fund’s 6 properties is approximately $35.7 million.