Form 10-Q
period 2010-03-31
CORNERSTONE REALTY FUND LLC
filed 2010-05-14
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

☐ Yes    ☒ No

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$349,000	$761,000
Investments in real estate
Land	10,088,000	10,088,000
Buildings and improvements, net	15,966,000	16,110,000
Intangible asset — in-place leases, net	2,000	9,000
Property held for sale, net	1,715,000	1,726,000
	27,771,000	27,933,000
Other assets
Non-real estate assets associated with property held for sale	74,000	74,000
Tenant and other receivables, net	280,000	263,000
Prepaid expenses and other assets	82,000	50,000
Leasing commissions, net	174,000	158,000

Total assets	$28,730,000	$29,239,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$157,000	$161,000
Real estate taxes payable	143,000	76,000
Tenant security deposits	197,000	194,000
Intangible lease liability, net	1,000	5,000
Liabilities associated with property held for sale	203,000	262,000
Total liabilities	701,000	698,000

Members’ capital (100,000 units authorized and issued as of March 31, 2010 and December 31, 2009; 98,670 and 98,814 units outstanding as of March 31, 2010 and December 31, 2009, respectively)	28,029,000	28,541,000

Total liabilities and members’ capital	$28,730,000	$29,239,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues
Rental revenues	$607,000	$685,000
Tenant reimbursements and other income	115,000	124,000
	722,000	809,000
Expenses
Property operating and maintenance	214,000	156,000
Property taxes	111,000	107,000
General and administrative	109,000	79,000
Depreciation and amortization	199,000	207,000
	633,000	549,000

Interest income	—	1,000
Net income from continuing operations	89,000	261,000

Net income from discontinued operation	70,000	1,000

Net income	$159,000	$262,000

Net income allocable to managing member:
From continuing operations	$9,000	$26,000
From discontinued operation	7,000	—
	$16,000	$26,000
Net income allocation to unit holders:
From continuing operations	$80,000	$235,000
From discontinued operation	63,000	1,000
	$143,000	$236,000
Per unit amounts:
Basic and diluted income from continuing operations allocable to unit holders	$0.81	$2.37
Basic and diluted income from discontinued operation allocable to unit holders	$0.64	$0.01

Basic and diluted weighted average units outstanding	98,790	99,333

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2009	$28,541,000

Cash distributions to unit holders	(622,000)
Units repurchased and retired	(49,000)
Net income	159,000

Balance, March 31, 2010	$28,029,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$159,000	$262,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,000	238,000
Provision for bad debt	41,000	15,000
Straight-line rent and amortization of acquired above/below market leases, net	(29,000)	1,000
Changes in operating assets and liabilities:
Other assets, net	(112,000)	(84,000)
Accounts payable, accrued liabilities and prepaid rent	(16,000)	(86,000)
Real estate taxes payable	22,000	27,000
Tenant security deposits	2,000	(19,000)
Net cash provided by operating activities	281,000	354,000

INVESTING ACTIVITIES
Investments in real estate	(22,000)	(6,000)

Net cash used in investing activities	(22,000)	(6,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(622,000)	(626,000)
Cash distributions to managing member	—	(81,000)
Units repurchased and retired	(49,000)	(36,000)

Net cash used in financing activities	(671,000)	(743,000)

Net decrease in cash	(412,000)	(395,000)

Cash and cash equivalents at beginning of period	761,000	2,289,000

Cash and cash equivalents at end of period	$349,000	$1,894,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.	Organization and Business

Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”), was formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants.  As used in this report, “Fund”, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.

Our managing member is Cornerstone Industrial Properties, LLC (“CIP”), a California limited liability company.  Cornerstone Ventures, Inc. is the managing member of CIP.  Cornerstone Ventures, Inc. is an experienced real estate operating company specializing in the acquisition, operation and repositioning of multi-tenant industrial business parks catering to small business tenants.

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

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the Securities and Exchange Commission filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

—
Effective April 27, 2010, our operating agreement was amended and allows the Managing Member to cause us to incur debt financing not to exceed ten percent of the capital contributions of all unit holders to meet the Fund’s operating expenses or to fund cash distributions declared and paid to members.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to "Summary of Significant Accounting Policies" contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Our accompanying interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included on our 2009 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Codification (“ASU”) 2010-09, Subsequent Events: Amendments to Certain recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events).  ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on February 24, 2010 and it did not have a material impact on our condensed financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement  hierarchy,  including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed financial statements.

Investments in Real Estate Assets Held-for-Sale

The Fund evaluates the held-for-sale classification of its owned real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Assets are classified as held-for-sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale.  The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.  During the first quarter of 2010, management committed a plan to sell  Zenith Drive Centre to a third party and classified the property as held-for-sale. See Note 7 for additional information.

3.	Investment in Real Estate

As of March 31, 2010, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Investments in real estate	$10,088,000	$18,433,000	$—	$770,000	$(154,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,467,000)	—	(768,000)	153,000
Net investments in real estate and related lease intangibles from continuing operations	10,088,000	15,966,000	—	2,000	(1,000)
Net investments in real estate and related lease intangibles held-for-sale	355,000	1,256,000	104,000	—	—
	$10,443,000	$17,222,000	$104,000	$2,000	$(1,000)

As of December 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below-Market Leases
Investments in real estate	$10,088,000	$18,411,000	$—	$770,000	$(154,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,301,000)	—	(761,000)	149,000
Net investments in real estate and related lease intangibles from continuing operations	10,088,000	16,110,000	—	9,000	(5,000)
Net investments in real estate and related lease intangibles held-for-sale	355,000	1,265,000	106,000	—	—
	$10,443,000	$17,375,000	$106,000	$9,000	$(5,000)

Depreciation and amortization related to investments in real estate, real estate investment held-for-sale and related lease intangibles for the three months ended March 31, 2010 and 2009 were $177,000 and $189,000, respectively.

Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for April 1, 2010 through December 31, 2010 and each of the four subsequent years is as follows:

Lease Intangibles
April 1, 2010 to December 31, 2010	$1,000
2011	—
2012	—
2013	—
2014	—
Total	$1,000

4.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $223,000 and $190,000 as of March 31, 2010 and December 31, 2009, respectively.

5.	Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of March 31, 2010, none of our cash accounts were in excess of FDIC insured limits.

As of March 31, 2010, we owned four properties in the state of California, one property in the state of Arizona and one property in the state of Illinois.  Accordingly, there is a geographic concentration of risk subject to fluctuations in the California economy.

6.	Commitments and Contingencies

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our condensed financial position, cash flows and results of operations.  We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

7.	Discontinued Operations

In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of March 1, 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable, and accordingly, classified the property as held for sale.  The decision was based on our evaluation of Chicago real estate market dynamics which we believe indicated that the value of the asset has been maximized. Depreciation and amortization of Zenith Drive was not recorded for the period of March 1, 2010 to March 31, 2010 in accordance with ASC 360-10.  No properties were sold during the quarters ended March 31, 2010 and 2009. We included all results of the discontinued operations in a separate component of income on the statements of operations under the heading Income from Discontinued Operations. This treatment resulted in certain reclassifications of 2009 financial statement amounts.

The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Total revenues and other income	$176,000	$114,000
Operating expenses and real estate taxes	91,000	82,000
Depreciation and amortization	15,000	31,000

Net income from discontinued operation	$70,000	$1,000

Net income from discontinued operation allocable to managing member	$7,000	$—
Net income from discontinued operation allocable to unit holders	$63,000	$1,000

A summary of the property held-for-sale balance sheet information is as follows:

	March 31, 2010	December 31, 2009

Investments in real estate
Land	$355,000	$355,000
Buildings and improvements, net	1,256,000	1,265,000
Intangible lease assets, net	104,000	106,000
Property held for sale, net	1,715,000	1,726,000

Other assets
Tenant and other receivables, net	46,000	50,000
Prepaid expenses and other assets	6,000	2,000
Leasing commissions, net	22,000	22,000
Non-real estate assets associated with property held for sale	74,000	74,000

Total assets	$1,789,000	$1,800,000

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$30,000	$42,000
Real estate taxes payable	112,000	157,000
Tenant security deposits	61,000	63,000
Liabilities associated with property held for sale	$203,000	$262,000

8.	Subsequent Event

On March 5, 2010, we commenced a solicitation of written consent from our unitholders to approve an amendment to our operating agreement, without the necessity of holding a special meeting of the holders.  The purpose of the proposed amendment was to allow the Managing Member to cause the Fund to incur debt not to exceed ten percent of the capital contributions of all unit holders to meet the Fund’s operating expenses or to fund cash distributions declared and paid to members.

On April 9, 2010, our Managing Member elected to extend the period for receipt of signed consents from April 9, 2010 to April 23, 2010.  The affirmative consent of a majority of the outstanding percentage interests was required to approve the amendment to the operating agreement. As of April 23, 2010, we had received affirmative consents from holders of a majority of the outstanding percentage interests approving the proposed amendment to our operating agreement and concluded the consent process and we amended our operating agreement effective as of April 27, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.    Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.   Forward-looking statements were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward–looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

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

Market Outlook – Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging economic environment that may delay the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting, resulting in a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives.  Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses.

The market conditions that have and will likely continue to have a significant impact on our real estate investments have also negatively impacted our tenants’ businesses. As a result, our tenants are finding it more difficult to meet current lease obligations and forcing them to negotiate reduced rental rates upon renewal in order for their businesses to remain viable. Lower lease rates and  increased rent concessions have resulted in lower current cash flow as compared to the first quarter of 2009. Additional declines in rental rates, slower or potentially negative net absorption of leased space and additional rental concessions, including free rent, would result in additional future decreases in cash flows.

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

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC other than as described under Note 2 to the accompanying condensed financial statements.

Results of Operations

Results of continuing operations for the three months ended March 31, 2010 and 2009 comprise five multi-tenant industrial business park properties in two major metropolitan areas. On March 1, 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable and classified the property as held for sale.  We have included all operating results of the Zenith Drive Centre in a separate component of income on the Statements of Operations under the heading net income from discontinued operations.

The results of continuing operations for the three months ended March 31, 2010 and 2009 are discussed below.

Three months ended March 31, 2010 and 2009

Rental revenues, tenant reimbursements and other income from continuing operations decreased to approximately $722,000 for the three months ended March 31, 2010 from approximately $809,000 for the comparable period of 2009, primarily due to higher vacancy, lower market lease rates and higher concessions to attract and retain tenants as a result of the national economic crisis. These factors were partially offset by rental escalations for existing tenants.

Property operating and maintenance expenses from continuing operations increased to approximately $214,000 for the three month period ended March 31, 2010 from approximately $156,000 for the comparable period of 2009.  The increase is primarily due to increases in uncollectible accounts and in repairs and maintenance.

Property taxes from continuing operations for the three months ended March 31, 2010 were comparable to the corresponding period of 2009.

General and administrative expenses from continuing operations increased to approximately $109,000 for the three months ended March 31, 2010 from approximately $79,000 for the comparable period of 2009.  The increase is primarily due to increase in accounting and audit fee obligations.

Depreciation and amortization expenses from continuing operations decreased to approximately $199,000 for the three months ended March 31, 2010 from approximately $207,000 for the comparable period of 2009.  The decrease is due to a real estate impairment loss recognized on December 31, 2009, reducing depreciable basis, and the full amortization of intangible assets at two or our properties.

Interest and other income for the three months ended March 31, 2010 were comparable to the corresponding period of 2009.

Discontinued Operations

During the first quarter of 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable and classified the property as held for sale in accordance with ASC 360-10, Property, Plant, and Equipment.   Net income from discontinued operations was approximately $70,000 and $1,000 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of April 30, 2010, we had approximately $0.4 million in cash and cash equivalents. We intend to use the existing cash balance for capital improvements to the properties and to provide for operating reserves. Cash in excess of these needs, if any, will be available for distribution to unit holders and to repurchase units from unit holders.

Effective April 27, 2010, our operating agreement was amended to allow the managing member to cause us to incur debt financing, not to exceed ten percent of the capital contributions of all unit holders, to meet our operating expenses or to fund cash distributions declared and paid to members. To the extent that net cash generated by the properties is not sufficient to meet operating costs and pay cash distributions to our unit holders, we will endeavor to obtain financing or sell selected properties so that we can continue to operate the remaining properties and pay cash distributions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations. As of March 31, 2010, a 1% increase or decrease in interest rates would not have a material effect on our interest income.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

3.1	Amended and Restated Operating Agreement of Cornerstone Realty Fund, LLC dated as of June 30, 2003 (as amended on February 22, 200, June 2, 2009 and April 27, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of May 2010.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)