Form 10-Q
period 2010-06-30
CORNERSTONE REALTY FUND LLC
filed 2010-08-16
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

☐ Yes    ☒ No

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$579,000	$761,000
Investments in real estate
Land	9,870,000	10,088,000
Buildings and improvements, net	15,509,000	16,110,000
Intangible asset — in-place leases, net	-	9,000
Property held for sale, net	1,716,000	1,726,000
	27,095,000	27,933,000
Other assets
Non-real estate assets associated with property held for sale	81,000	74,000
Tenant and other receivables, net	301,000	263,000
Prepaid expenses and other assets	34,000	50,000
Leasing commissions, net	194,000	158,000

Total assets	$28,284,000	$29,239,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$165,000	$161,000
Real estate taxes payable	76,000	76,000
Tenant security deposits	199,000	194,000
Intangible lease liability, net	-	5,000
Liabilities associated with property held for sale	232,000	262,000
Total liabilities	672,000	698,000

Members’ capital (100,000 units authorized and issued as of June 30, 2010 and December 31, 2009; 98,670 and 98,814 units outstanding as of June 30, 2010 and December 31, 2009, respectively)	27,612,000	28,541,000

Total liabilities and members’ capital	$28,284,000	$29,239,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenues	$599,000	$675,000	$1,206,000	$1,360,000
Tenant reimbursements and other income	121,000	131,000	236,000	255,000
	720,000	806,000	1,442,000	1,615,000
Expenses
Property operating and maintenance	215,000	146,000	429,000	302,000
Property taxes	111,000	107,000	222,000	214,000
General and administrative	78,000	88,000	187,000	167,000
Depreciation and amortization	188,000	204,000	387,000	411,000
Impairment of real estate	560,000	—	560,000	—
	1,152,000	545,000	1,785,000	1,094,000

Interest income	—	—	—	1,000
Net (loss) income from continuing operations	(432,000)	261,000	(343,000)	522,000

Net income from discontinued operation	14,000	13,000	85,000	14,000

Net (loss) income	$(418,000)	$274,000	$(258,000)	$536,000

Net (loss) income allocable to managing member:
From continuing operations	$(43,000)	$26,000	$(34,000)	$52,000
From discontinued operation	1,000	1,000	8,000	2,000
	$(42,000)	$27,000	$(26,000)	$54,000
Net (loss) income allocable to unit holders:
From continuing operations	$(389,000)	$235,000	$(309,000)	$470,000
From discontinued operation	13,000	12,000	77,000	12,000
	$(376,000)	$247,000	$(232,000)	$482,000
Per unit amounts:
Basic and diluted net (loss) income from continuing operations allocable to unit holders	$(3.94)	$2.37	$(3.13)	$4.73
Basic and diluted net income from discontinued operation allocable to unit holders	$0.13	$0.12	$0.78	$0.12

Basic and diluted weighted average number of units outstanding	98,670	99,231	98,746	99,296

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2009	$28,541,000

Cash distributions to unit holders	(622,000)
Units repurchased and retired	(49,000)
Net loss	(258,000)

Balance, June 30, 2010	$27,612,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(258,000)	$536,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of real estate	560,000	—
Depreciation and amortization	402,000	474,000
Provision for bad debt	90,000	9,000
Straight-line rent and amortization of acquired below market leases	(64,000)	(13,000)
Changes in operating assets and liabilities:
Other assets, net	(149,000)	(101,000)
Accounts payable, accrued liabilities and prepaid rent	(18,000)	(50,000)
Real estate taxes payable	(6,000)	(1,000)
Tenant security deposits	4,000	(19,000)

Net cash provided by operating activities	561,000	835,000

INVESTING ACTIVITIES
Investments in real estate	(72,000)	(26,000)

Net cash used in investing activities	(72,000)	(26,000)

FINANCING ACTIVITIES
Cash distributions to unit holders	(622,000)	(1,238,000)
Cash distributions to managing member	—	(125,000)
Units repurchased and retired	(49,000)	(66,000)

Net cash used in financing activities	(671,000)	(1,429,000)

Net decrease in cash	(182,000)	(620,000)

Cash and cash equivalents at beginning of period	761,000	2,289,000

Cash and cash equivalents at end of period	$579,000	$1,669,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
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

On August 7, 2001, we commenced a public offering of units of our membership interest pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Act of 1933.  On August 18, 2005, we completed a public offering of these units.  As of that date, we had issued 100,000 units to unit holders for gross offering proceeds of $50,000,000, before discounts of $39,780.

Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  As permitted by the SEC filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.   The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Our accompanying interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included on our 2009 Annual Report on Form 10-K, as filed with the SEC.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our condensed balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, prepaid expenses and other assets, accounts payable, accrued liabilities and prepaid rent, real estate taxes payable and tenant security deposits, which we consider the carrying values approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

Recently Issued Accounting Pronouncements

In February 2010, FASB issued Accounting Standard Update (“ASU”) 2010-09, Subsequent Events: Amendments to Certain recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events).  ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on February 24, 2010.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures).  ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements.  The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), which was primarily codified into ASC Topic 810 Consolidation.  The new guidance impacts the consolidation guidance applicable to variable interest entity (“VIE”) and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed financial statements.

We have considered all other pronouncements that have been issued but are not yet effective which were not listed above. The Fund believes that these other pronouncements will not have any future impact on the Fund’s financial statements.

Investments in Real Estate Assets Held for Sale

The Fund evaluates the held for sale classification of its owned real estate each quarter.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Assets are classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale.  The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.  During the first quarter of 2010, management committed a plan to sell Zenith Drive Centre to a third party and classified the property as held for sale.  This property has not been sold as of June 30, 2010 and accordingly, is classified as held for sale.  See Note 7 for additional information.

3.	Investment in Real Estate

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets, the Fund assesses whether there has been impairment in the value of its investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Its portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

• Change in strategy resulting in a decreased holding period;
• Decreased occupancy levels;
• Deterioration of the rental market as evidenced by rent decreases over numerous quarters;
• Properties adjacent to or located in the same submarket as those with recent impairment issues;
• Significant decrease in market price; and/or
• Tenant financial problems.

In the second quarter of 2010, we reviewed the impairment indicators as described in FASB ASC 360-10-35-21.  We noted a longer lease up period than anticipated for one of our properties, which resulted in comparing the expected future undiscounted cash flows for the property against its carrying amount.  As the estimated undiscounted cash flows were less than its carrying amount we recorded an impairment loss of $560,000 based on the property’s estimated fair value. During the evaluation process, we used Level 3 - fair value estimates.  The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analysis, involve projections of expected future cash flows and require us to estimate (1) future market rental income amounts subsequent to the expiration of current lease agreements, (2) property operating expenses, (3) risk-adjusted rate of return and capitalization rates, (4) the number of months it takes to re-lease the property and (5) the number of years the property is held for investment. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

FASB ASC 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Fund’s financial statements since it does not record its financial assets and liabilities in its financial statements at fair value. The Fund adopted ASC 820-10 with respect to its non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820-10 with respect to its non-financial assets and liabilities did not have a material impact on its financial statements.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified Level 3.

Certain assets and liabilities were measured at fair value on a nonrecurring basis. This category included the impairment of real estate. For the six months ended June 30, 2010, we recorded impairment charges to reduce certain investments in real estate assets to estimated fair value. No impairment of real estate was recorded for the six months ended June 30, 2009. The fair values of investment in real estate included inputs based on management’s estimate of net operating income, expected occupancy changes, expected rental rates, capitalization rates and discount rates based on available market information using a discounted cash flow analysis. Because one or more of significant inputs are unobservable, the fair values of investment in real estate are classified as Level 3.

For the three and six months ended June 30, 2010, we recognized an impairment charge of $560,000 and $0.  There were no impairment charges recorded for the three and six months of June 30, 2009.

The following table summarizes the property that was measured at fair value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended June 30, 2010	Total Losses Six Months Ended June 30, 2010

Investment in real estate	$2,268,000	$—	$—	$2,268,000	$(560,000)	$(560,000)

As of June 30, 2010, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate	$9,870,000	$17,860,000	$—	$770,000	$(154,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,351,000)	—	(770,000)	154,000
Net investments in real estate and related lease intangibles from continuing operations	9,870,000	15,509,000	—	—	—
Net investments in real estate and related lease intangibles held for sale	355,000	1,257,000	104,000	—	—
	$10,225,000	$16,766,000	$104,000	$—	$—

As of December 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Intangible Lease Value	In-Place Lease Value	Acquired Below- Market Leases
Investments in real estate	$10,088,000	$18,411,000	$—	$770,000	$(154,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,301,000)	—	(761,000)	149,000
Net investments in real estate and related lease intangibles from continuing operations	10,088,000	16,110,000	—	9,000	(5,000)
Net investments in real estate and related lease intangibles held for sale	355,000	1,265,000	106,000	—	—
	$10,443,000	$17,375,000	$106,000	$9,000	$(5,000)

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended June 30, 2010 and 2009 were $166,000 and $209,000, respectively.  Depreciation and amortization related to investments in real estate, real estate investment held for sale and related lease intangibles for the six months ended June 30, 2010 and 2009 were $349,000 and $422,000, respectively.

4.	Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $271,000 and $190,000 as of June 30, 2010 and December 31, 2009, respectively.

5.	Concentration of Credit Risks

Financial instruments that potentially subject the Fund to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of June 30, 2010, one of our cash accounts were in excess of FDIC insured limits.

As of June 30, 2010, we owned four properties in the state of California, one property in the state of Arizona and one property in the state of Illinois.  Accordingly, there is a geographic concentration of risk subject to fluctuations in the states’ economy.

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

7.           Discontinued Operations

In accordance with FASB ASC 360-10, Property, Plant & Equipment, we report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of March 1, 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable, and accordingly, classified the property as held for sale.  Depreciation and amortization of Zenith Drive was not recorded for the period of March 1, 2010 to June 30, 2010 in accordance with ASC 360-10.  No properties were sold during the quarters ended June 30, 2010 and 2009. We included all results of the discontinued operations in a separate component of income on the statements of operations under the heading Net income from Discontinued Operations. This treatment resulted in certain reclassifications of 2009 financial statement amounts.

The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Rental revenues, tenant reimbursements and other income	$122,000	$123,000	$298,000	$237,000
Operating expenses and real estate taxes	108,000	78,000	198,000	160,000
Depreciation and amortization	-	32,000	15,000	63,000

Net income from discontinued operation	$14,000	$13,000	$85,000	$14,000

Net income from discontinued operation allocable to managing member	$1,000	$1,000	$8,000	$2,000

Net income from discontinued operation allocable to unit holders	$13,000	$12,000	$77,000	$12,000

A summary of the property held for sale balance sheet information is as follows:

	June 30, 2010	December 31, 2009

Investments in real estate
Land	$355,000	$355,000
Buildings and improvements, net	1,257,000	1,265,000
Intangible lease assets, net	104,000	106,000
Property held for sale, net	1,716,000	1,726,000

Other assets
Tenant and other receivables, net	49,000	50,000
Prepaid expenses and other assets	4,000	2,000
Leasing commissions, net	28,000	22,000
Non-real estate assets associated with property held for sale	81,000	74,000

Total assets	$1,797,000	$1,800,000

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$20,000	$42,000
Real estate taxes payable	151,000	157,000
Tenant security deposits	61,000	63,000
Liabilities associated with property held for sale	$232,000	$262,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.    Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.   Forward-looking statements were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward–looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

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

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults have risen, while demand for commercial real estate space is contracting, resulting in a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives.  Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed-rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

The factors discussed above have translated into declining real estate values and a corresponding rise in required investment returns and capitalization rates. Overall transaction activity has slowly increased during the last two quarters as the gap between “ask” and “bid” has contracted; however, the volume is well below that of two years ago.

The market conditions that have and will likely continue to have a significant impact on our real estate investments have also negatively impacted our tenants’ businesses. As a result, our tenants are finding it more difficult to meet current lease obligations, forcing them to negotiate reduced rental rates upon renewal in order for their businesses to remain viable. Lower lease rates and increased rent concessions have resulted in lower current cash flow as compared to the first six months of 2009. Additional declines in rental rates, slower or potentially negative net absorption of leased space and additional rental concessions, including free rent, would result in additional future decreases in cash flows.

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

Results of Operations

Results of continuing operations for the three months and six months ended June 30, 2010 and 2009 comprise five multi-tenant industrial business park properties in two major metropolitan areas. On March 1, 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable and classified the property as held for sale.  We have included all operating results of the Zenith Drive Centre in a separate component of income on the Statements of Operations under the heading net income from discontinued operations for the three and six months ended June 30, 2010 and 2009.

The results of continuing operations for the three months and six months ended June 30, 2010 and 2009 are discussed below.

Three months ended June 30, 2010 and 2009

Rental revenues, tenant reimbursements and other income from continuing operations decreased to approximately $720,000 for the three months ended June 30, 2010 from approximately $806,000 for the comparable period of 2009, primarily due to higher vacancy, lower market lease rates and from higher concessions to attract and retain tenants as a result of the current economic environment. These factors were partially offset by rental escalations from existing tenants.

Property operating and maintenance expenses from continuing operations increased to approximately $215,000 for the three month period ended June 30, 2010 from approximately $146,000 for the comparable period of 2009.  The increase is primarily due to increases in uncollectible accounts, and related collection and legal fees.

Property taxes from continuing operations for the three months ended June 30, 2010 were comparable to the corresponding period of 2009.

General and administrative expenses from continuing operations decreased to approximately $78,000 for the three months ended from approximately $88,000 for the comparable period of 2009. The decrease is primarily due to timing of incurring audit and tax services partially offset by increases in professional expenses.

Depreciation and amortization expenses decreased to approximately $188,000 for the three months ended June 30, 2010 from approximately $204,000 for the comparable period of 2009.  The decrease is due to one impairment of real estate recognized on September 30, 2009 and another impairment of real estate recognized on December 31, 2009, reducing depreciable basis, and the full amortization of intangible assets at two of our properties.

Impairment of real estate charges increased to $560,000 for the three months ended June 30, 2010 from $0 in the comparable period in 2009.  This nonrecurring impairment charge is based on the results of our evaluations as discussed in note 3.

Six months ended June 30, 2010 and 2009

Rental revenues, tenant reimbursements and other income from continuing operations decreased to approximately $1,442,000 for the six months ended June 30, 2010 from approximately $1,615,000 for the comparable period of 2009, primarily due to higher vacancy, lower market lease rates and higher concessions to attract and retain tenants as a result of the current economic environment. These factors were partially offset by rental escalations for existing tenants.

Property operating and maintenance expenses from continuing operations increased to approximately $429,000 for the six month period ended June 30, 2010 from approximately $302,000 for the comparable period of 2009.  The increase is primarily due to increases in uncollectible accounts, collection fees and repairs and maintenance expenses.

Property taxes from continuing operations for the six months ended June 30, 2010 were comparable to the same period of 2009.

General and administrative expenses increased to approximately $187,000 for the six months ended June 30, 2010 from approximately $167,000 for the comparable period of 2009.  The increase is primarily due to timing of tax and legal fee obligations offset by a decrease in state taxes.

Depreciation and amortization expenses from continuing operations decreased to approximately $387,000 for the six months ended June 30, 2010 from approximately $411,000 for the comparable period of 2009.  The decrease is due to one impairment of real estate recognized on September 30, 2009 and another impairment of real estate recognized on December 31, 2009, reducing depreciable basis, and the full amortization of intangible assets at two or our properties.

Impairment of real estate charges increased to $560,000 for the six months ended June 30, 2010 from $0 in the comparable period in 2009.  This nonrecurring impairment charge is based on the results of our evaluations as discussed in note 3.

Discontinued Operations

During the first quarter of 2010, we determined that the potential sale of Zenith Drive Center to a third party was probable and classified the property as held for sale in accordance with ASC 360-10, Property, Plant and Equipment.  Net income from discontinued operations was approximately $14,000 and $13,000 for the three months ended June 30, 2010 and 2009, respectively.  Net income from discontinued operations was approximately $85,000 and $14,000 for the six months ended June 30, 2010 and 2009, respectively. The increase is primarily due to a property tax refund received in 2010 from a prior year’s tax appeal and higher revenue due to higher occupancy in 2010 offset by lower depreciation expenses.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $579,000 in cash and cash equivalents. We intend to use the existing cash balance for capital improvements to the properties and to provide for operating reserves. Cash in excess of these needs, if any, will be available for distribution to unit holders and to repurchase units from unit holders.

Effective April 27, 2010, our operating agreement was amended to allow the managing member to cause us to incur debt financing, not to exceed ten percent of the capital contributions of all unit holders, to meet our operating expenses or to fund cash distributions declared and paid to members. To the extent that net cash generated by the properties is not sufficient to meet operating costs and pay cash distributions to our unit holders, we will endeavor to obtain financing or sell selected properties so that we can continue to operate the remaining properties and pay cash distributions. As of June 30, 2010, we had not incurred any debt financings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We invest our cash and cash equivalents in government-backed securities and money market accounts, which, by their nature, are subject to interest rate fluctuations.  As of June 30, 2010, a 1% increase or decrease in interest rates would not have a material effect on our interest income.

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

3.1
Amended and Restated Operating Agreement of Cornerstone Realty Fund, LLC dated as of June 30, 2003 (as amended on February 22, 2007, June 2, 2009 and April 27, 2010) (Incorporated by reference to the Company’s quarterly report on form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 14, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August 2010.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)