Form 10-K
period 2010-12-31
CORNERSTONE REALTY FUND LLC
filed 2011-03-17
CIK 1073149

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
(Mark One)

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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
Title of Each Class:

Units of limited liability company interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☑
The aggregate market value of the units of membership interest held by non-affiliates of the registrant was $34,337,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) based upon the estimated liquidation value of the Registrant’s assets, as determined by the managing member.
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
The properties we have acquired cater to the small business tenant and have lease terms generally ranging from one to five years. During economic conditions when rental rates are rising rapidly, the short-term leases should allow us to increase rental income at a faster rate than properties with longer-term leases.
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
Our portfolio is comprised of multi-tenant properties serving the small business tenant in three major metropolitan markets. The highest dollar amount we have invested in any single property is $9.9 million. As of December 31, 2010, we had purchased a total of seven properties for an aggregate investment of approximately $37.5 million. On April 16, 2007, we sold one of our properties to an unaffiliated third party for gross proceeds of $3.2 million. We do not expect to acquire additional properties.
Potential Liquidation Transaction
In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our managing member has begun the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our unit holders. Our managing member initiated the examination at this time, rather than waiting until 2012 because of the inherent uncertainty of the future and our managing member’s view of (i) the current market conditions, (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), and (iii) the other factors discussed in more detail below.

After a thorough analysis and consultation with a real estate broker specializing in multitenant industrial real estate in the geographical regions where our properties are located, our managing member has concluded that a liquidation of the Fund at this time will more likely produce superior returns within a reasonable period of time to our unit holders than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. As a result, our managing member currently expects to distribute a proxy statement to our unit holders to solicit consents from our unit holders to authorize a plan of liquidation of the Fund involving the sale of all of the Fund’s properties to an unaffiliated third party.
In reaching its determination, our managing member has considered the following factors, among others:
•	the significant costs of compliance with federal, state and local tax filings and reports under the applicable provisions of the Internal Revenue Code;

•	our managing member’s review of possible alternatives to a liquidation, including: issuing additional equity; raising additional debt financing; seeking to dispose of our assets through a merger; following which based on a variety of factors, our managing member concluded that none of the alternatives considered were reasonably likely to provide greater value to our unit holders than a liquidation of the Fund’s asset through an asset sale;

•	the aggregate cash liquidating distributions that our managing member estimates that such a liquidation transaction would generate for our unit holders;

•	the results of a targeted bid process conducted through an unaffiliated real-estate broker to market our properties to likely buyers;

•	our managing member’s evaluation is based on industry forecast, or expected increases in rental rates in 2011 and 2012.

•	our managing member’s belief that the range of cash liquidating distributions that we estimate we will make to our unit holders will be fair relative to its assessment of our current and expected future financial condition, earnings, business opportunities, strategies and competitive position and the nature of the market environment in which we operate;

•	the current and expected future illiquidity of units resulting from applicable transfer restrictions that will continue if we continue as a going concern; and

•	that the per unit price to be received by unit holders in the liquidation would be payable in cash or interests in a liquidating trust (which would distribute any remaining net proceeds of the liquidation in cash), thereby eliminating uncertainties in valuing the consideration to be received by unit holders.
Our managing member believes that each of these factors generally support its determination. However, the above discussion concerning the information and factors considered is not intended to be exhaustive, but includes material factors considered by our managing member. In view of the variety of factors considered in connection with their evaluation of the plan of liquidation and the proposed liquidation, our managing member did not quantify or otherwise attempt to assign relative weights to the factors it considered. Unit holders should read in full and carefully consider the proxy statement to be distributed by the managing member relating to a potential liquidation transaction.
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
Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing operations. During 2010, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. Concerns of a double-dip recession have diminished as a number of economic indicators have improved. Increased trade volume in 2010 spurred increased leasing activity in many west coast industrial markets. However, if the current economic uncertainty persists, we may continue to experience significant vacancies or be required to reduce rental rates on occupied space resulting in lower occupancy and declining values in our current portfolio. While there have been signs of stabilization in the economy and credit markets continued volatility may adversely affect our liquidity and financial condition. The current downturn may impact our tenants’ business operations directly, reducing their ability to pay base rent, percentage rent or other charges due to us.
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
Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve. The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing throughout 2010, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.
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
We may incur debt financing to meet operational expenses and to fund our distributions. Effective April 27, 2010, our operating agreement was amended to allow the managing member to cause us to incur debt financing, not to exceed ten percent of the capital contributions of all unit holders, to meet our operational expenses or to fund cash distributions declared and paid to members. On December 2, 2010, we entered into a $4.0 million fixed rate secured loan to provide liquidity for these purposes. To the extent we borrow funds, we may raise additional equity capital or sell properties to pay such debt. If we incur debt, we would be subject to various risks associated with the use of debt financing. Interest we pay could reduce overall returns to unit holders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and overall returns to unit holders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.
We are dependent upon our managing member and its affiliates to conduct our operations. Any adverse changes in the financial health of our managing member or its affiliates or our relationship with them could hinder our operating performance and the return on investments in us. We are dependent on our managing member, Cornerstone Industrial Properties, LLC, to manage our operations and our portfolio of real estate assets. Our managing member has limited operating history and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of our properties to conduct its operations. To date, the fees we pay to our managing member have been inadequate to cover its operating expenses. To cover its operational shortfalls, our managing member has relied on cash raised in private offerings. A FINRA inquiry concluded in December 2009, which relates to such private offerings, could adversely affect the success of such private offerings or future private capital-raising efforts. If our managing member is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us.
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
Our managing member and its affiliates receive fees and other compensation based upon the property we own and the sale of our properties and therefore our managing member and its affiliates may make recommendations to us that we hold or sell property in order to increase their compensation. Our managing member will have considerable discretion with respect to the terms and timing of our disposition and leasing transactions. Our managing member and its affiliates receive fees and other compensation related to the management of our investments. In some instances our managing member and its affiliates may benefit by us retaining ownership of our assets, while our unit holders may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our managing member to disposition fees and possible success-based sales fees. In addition, our managing member’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets which generate fees to them. Therefore, the interest of our managing member and its affiliates in receiving fees may conflict with our interests.
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
Lease terminations could reduce our revenues from rents and our distributions to our unit holders and cause the value of our unit holders’ investment in us to decline. The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to unit holders and the value of our unit holders’ investment in us to decline.
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
As of the date of this report, we own six properties: Normandie Business Center in Torrance, California; Arrow Business Center in Irwindale, California; Zenith Business Centre in Glenview, Illinois; Paramount Business Center in Paramount, California; Interstate Commerce Center in Tempe, Arizona; and Shoemaker Industrial Park in Santa Fe Spring, California. We purchased these properties for all cash, without debt financing.
Our properties were built between 1978 and 1989 and are currently in good physical condition. We intend to make modest repairs and improvements to this property over the next two years.

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
Following are descriptions of our properties:
Normandie Business Center, Torrance, CA
On September 27, 2002, we purchased an existing multi-tenant industrial park known as Normandie Business Center. Normandie Business Center is located on approximately 2.45 acres and is comprised of two single-story buildings built in 1989 consisting of approximately 49,416 leasable square feet. Our total acquisition cost was approximately $3.9 million. As of December 31, 2010, this property was 69.9% leased to 20 tenants whose spaces range in size from 1,200 to 3,358 square feet.
The property is located in Torrance, California, and is in the South Bay submarket of Los Angeles. The South Bay is one of the largest and most active industrial submarkets in Los Angeles County near the ports of Los Angeles and Long Beach.
The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2006	94%
2007	95%
2008	96%
2009	98%
2010	81%
The following table sets forth lease expiration information for the next five years for those leases in place at December 31, 2010:

		Approx.		Percent of
		Amount of	Base Rent of	Total	Percent of
		Expiring	Expiring	Leasable	Total Annual
	No. of Leases	Leases (Sq.	Leases	Area	Base Rent
Year Ending December 31	Expiring	Feet)	(Annual $)	Expiring (%)	Expiring (%)
Month to month	3	3,725	$42,000	7.5%	10.8%
2011	11	19,000	216,000	38.5%	55.7%
2012	4	6,056	66,000	12.3%	17.0%
2013	2	4,558	64,000	9.2%	16.5%
2014	—	—	—	—	—
2015 and thereafter	—	—	—	—	—

	20	33,339	$388,000	67.5%	100.0%

Arrow Business Park, Irwindale, California
On December 10, 2003, we purchased an existing multi-tenant business park known as the Arrow Business Center, a single-story three building property built in 1987 consisting of approximately 69,592 square feet of leasable space on approximately 5.04 acres of land. Our total acquisition cost was approximately $6.0 million. As of December 31, 2010, the property was 80.22% leased to 29 tenants which includes two tenants with two leases each, whose spaces range in size from approximately 800 square feet to 4,800 square feet. The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2006	99%
2007	94%
2008	89%
2009	83%
2010	80%

The following table sets forth lease expiration information for the next five years for leases in place as of December 31, 2010:

		Approx.		Percent of
		Amount of	Base Rent Of	Total	Percent of
		Expiring	Expiring	Leasable	Total Annual
Year Ending	No. of Leases	Leases (Sq.	Leases	Area	Base Rent
December 31	Expiring	Feet)	(Annual $)	Expiring (%)	Expiring (%)
Month to month	6	6,240	$72,000	9.0%	12.7%
2011	12	21,210	207,000	30.4%	36.1%
2012	9	18,702	194,000	26.9%	34.0%
2013	4	9,680	98,000	13.9%	17.2%
2014	—	—	—	—	—
2015 and thereafter	—	—	—	—	—

	31	55,832	$571,000	80.2%	100.0%

Zenith Drive Centre, Glenview, Illinois
On January 25, 2005, we purchased an existing multi-tenant industrial park known as Zenith Drive Centre. Zenith Drive Centre is a single-story, three building property built in 1978 consisting of approximately 37,990 square feet of leasable space on approximately 2.54 acres of land. Our total acquisition cost was approximately $5.3 million. As of December 31, 2010, the property was 94.5% leased to 28 tenants which includes one tenant with two leases and another tenant with three leases, whose spaces range in size from approximately 100 square feet to 6,000 square feet. Included in the acquisition and purchase price of Zenith Drive Centre were a billboard sign and cellular relay antenna located on the property leased to a large media company and communications company, respectively. In the fourth quarter of 2008, we recorded an impairment charge of approximately $1.8 million related to this building. In the third quarter of 2009, we recorded an additional impairment charge of $1.2 million. During the first quarter of 2010, management committed to a plan to sell Zenith Drive Centre to a third party and classified the property as held for sale. The property has not been sold as of December 31, 2010 and accordingly is classified as held for sale. See Note 8 for additional information.
The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2006	74%
2007	92%
2008	88%
2009	90%
2010	94%
The following table sets forth lease expiration information:

		Approx.		Percent of
		Amount of	Base Rent Of	Total	Percent of
		Expiring	Expiring	Leasable	Total Annual
Year Ending	No. of Leases	Leases (Sq.	Leases	Area	Base Rent
December 31	Expiring	Feet)	(Annual $)	Expiring (%)	Expiring (%)
Month to month	—	—	$—	—	—
2011	16	19,904	158,000	52.4%	47.3%
2012	11	13,535	74,000	35.6%	22.1%
2013	3	2,450	69,000	6.5%	20.7%
2014	1	—	33,000	—	9.9%
2015 and thereafter	—	—	—	—	—

	31	35,889	334,000	94.5%	100.0%

Clear Channel Communications leases a portion of the land parcel for the purpose of maintaining and displaying a billboard sign. Annual rent is $41,000 paid annually in advance. This lease expires in 2013. Successive five-year extensions run until 2038.
Cingular Wireless leases a portion of the land parcel for the purpose of maintaining and operating a cell-site. This lease expires in 2028. Monthly rent is currently approximately $2,000 per month.

Paramount Business Center, Paramount, California
On April 28, 2005, we purchased an existing multi-tenant industrial park known as Paramount Business Center, a single-story, two building property built in 1985 consisting of approximately 30,157 square feet on approximately 1.66 acres of land. Our total acquisition cost was approximately $3.2 million. As of December 31, 2010, the property was 87.92% leased to 10 tenants whose spaces range in size from 2,025 square feet to 3,794 square feet. In the second and fourth quarter of 2010, we recorded impairment charges of $560,000 and $546,000, respectively, related to this property.
The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2006	100%
2007	96%
2008	86%
2009	66%
2010	72%
The following table sets forth lease expiration information:

		Approx.		Percent of	Percent of
		Amount of	Base Rent Of	Total	Total Annual
		Expiring	Expiring	Leasable	Base Rent
Year Ending	No. of Leases	Leases (Sq.	Leases	Area	Expiring
December 31	Expiring	Feet)	(Annual $)	Expiring (%)	(%)(1)
Month to month	1	2,191	$24,000	7.3%	10.6%
2011	5	12,094	128,000	40.1%	56.6%
2012	3	8,715	53,000	28.9%	23.5%
2013	1	3,584	21,000	11.9%	9.3%
2014	—	—	—	—	—
2015 and thereafter	—	—	—	—	—

	10	26,584	$226,000	88.2%	100%

Interstate Commerce Center, Tempe, Arizona
On September 30, 2005, we purchased a multi-tenant industrial park built in 1987 in Tempe, Arizona, near the Phoenix airport. This property consists of four buildings totaling 83,385 square feet of leasable space situated on approximately 5.02 acres of land. Our total acquisition cost was approximately $7.5 million. As of December 31, 2010, the property was 100.0% leased to 5 tenants whose spaces range in size from 8,372 square feet to 19,930 square feet. The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
December 31	Occupancy (%)
2006	87%
2007	100%
2008	95%
2009	90%
2010	98%
We intend to make modest repairs and improvements to this property over the next two years.
The following table sets forth lease expiration information for the next five years:

		Approx.		Percent of
		Amount of	Base Rent Of	Total	Percent of
		Expiring	Expiring	Leasable	Total Annual
Year Ending	No. of Leases	Leases (Sq.	Leases	Area	Base Rent
December 31	Expiring	Feet)	(Annual $)	Expiring (%)	Expiring (%)
Month to month	—	—	$—	—	—
2011	—	—	—	—	—
2012	1	14,883	122,000	17.9%	19.1%
2013	2	40,200	317,000	48.2%	49.7%
2014	1	8,372	46,000	10.0%	7.2%
2015 and thereafter	1	19,930	153,000	23.9%	24.0%

	5	83,385	$638,000	100.0%	100.0%

Shoemaker Industrial Park, Santa Fe Spring, California
On June 28, 2006 we acquired Shoemaker Industrial Park. The acquisition price was $9.9 million. This property consists of three buildings totaling 86,084 square feet of leasable space situated on approximately 4.0 acres of land. As of December 31, 2010, the property was 83.7% leased to 15 tenants which includes one tenant with two leases, whose spaces range in size from 1,960 square feet to 13,617 square feet. In the fourth quarter of 2009 and 2010, we recorded impairment charges of approximately $1.9 million and $987,000, respectively, related to this property.
The property’s historical occupancy rates are as follows:

Year Ending	Average Annual
Dec 31	Occupancy (%)
2006	79%
2007	95%
2008	91%
2009	78%
2010	79%
We intend to make modest repairs and improvements to this property over the next two years.
The following table sets forth lease expiration information for the next five years:

		Approx.
		Amount of	Base Rent Of	Percent of	Percent of
		Expiring	Expiring	Total Leasable	Total Annual
Year Ending	No. of Leases	Leases (Sq.	Leases	Area Expiring	Base Rent
December 31	Expiring	Feet)	(Annual $)	(%)	Expiring (%)
Month to month	1	1,960	$20,000	2.3%	3.4%
2011	7	27,391	245,000	31.8%	41.6%
2012	5	26,457	231,000	30.7%	39.2%
2013	3	14,246	93,000	16.5%	15.8%
2014	—	—	—	—	—
2015 and thereafter	—	—	—	—	—

	16	70,054	$589,000	81.3%	100.0%

ITEM 3. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes. As of the date hereof, we are not a party to any pending legal proceedings.
There are no pending material legal proceedings to which we or our assets are subject. In addition, no such material proceedings are known to be contemplated against us.
ITEM 4. REMOVED AND RESERVED

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
Holders
On August 18, 2005, we completed our public offering of units. We had sold a total of 100,000 units of membership interest to 1,448 investors for a total investment of $50,000,000. The sale of the units of membership interest was made pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. As of December 31, 2010, 98,670 units remained outstanding held of record by 1,312 holders.
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
As of December 31, 2010, we have distributed a total of approximately $16.5 million to our investors since inception, of which approximately $15.7 million was paid to unit holders and approximately $0.8 million was paid to our managing member. Of the amount paid to unit holders, $0.8 million was paid directly from funds of our managing member. We contemplate making distributions quarterly but distributions may be made more or less frequently.
On January 15, 2011, we distributed an additional $649,000 to our investors, of which $622,000 was paid to unit holders and $27,000 was paid to our managing member.
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

As of December 31, 2010, we have redeemed 1,330 units. During the years ended December 31, 2009 and 2010, we repurchased units at the purchase price noted below per unit less a $37.50 per investor transaction fee:

			Approximate Number of
			Units that may yet be
	Total Number of Units	Average Price Paid	purchased under the
Period	Repurchased (1)	per Unit	Program (2)
1st quarter of 2009	105	$435	575
2nd quarter of 2009	84	$348	491
3rd quarter of 2009	203	$348	288
4th quarter of 2009	144	$348	144

	536

1st quarter of 2010	144	$348	—	(3)
2nd quarter of 2010	—	$—	—
3rd quarter of 2010	—	$—	—
4th quarter of 2010	—	$—	—

	144

(1)	All units were repurchased pursuant to the Fund’s publicly announced unit repurchase program.

(2)	The number of units repurchased in the 2010 and 2009 calendar years may not exceed $200,000 for each of the years or approximately $50,000 per quarter.

(3)	We discontinued repurchasing units effective as of the first quarter of 2010 as we were preserving resources to fund capital expenditures and operations. We can make no assurances as to when and on what terms repurchases will resume.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Operating Data

	Years Ended December 31,
	2010 (f)	2009 (d)		2008(e)		2007		2006

Revenues	$2,846,000	$3,151,000		$3,514,000		$3,502,000		$2,809,000
(Loss) income from continuing operations	(1,693,000)	(965,000)		1,233,000		1,241,000		924,000
Income (loss) from discontinued operations	208,000 (c)	(1,176,000	)(c)	(1,741,000	)(c)	395,000	(b)	(50,000	)(b)

Net (loss) income	$(1,485,000)	$(2,141,000)		$(508,000)		$1,636,000		$874,000

Net (loss) income allocable to unit holders	$(1,337,000)	$(1,927,000)		$(457,000)		$1,472,000		$787,000
Basic and diluted (loss) income allocable to unit holders per weighted average unit:
(Loss) income from continuing operations	$(15.44)	$(8.76)		$11.13		$11.18		$8.31
Income from discontinued operations	$1.89	$(10.66)		$(15.73)		$3.55		$(0.45)
Basic and diluted weighted average units outstanding	98,713	99,218		99,618		99,930		100,000
Cash distributions per weighted average units outstanding (a)	$18.90	$24.99		$35.06		$25.02		$25.00

(a)	Excludes distributions paid to the managing member.

(b)	Income from discontinued operations related to Sky Harbor Business Park, which was sold on April 16, 2007 and Zenith Drive Centre, which was classified as held for sale during the first quarter of 2010.

(c)	Income from discontinued operations related to Zenith Drive Centre. In the first quarter of 2010, management committed to a plan to sell Zenith Drive Centre and classified the property as held for sale. All prior periods had been adjusted for comparability purposes.

(d)	2009 operating data have been adjusted to reflect the plan to sell Zenith Drive Centre where we had classified it as held for sale during the first quarter of 2010. In the third quarter of 2009, we recorded an additional impairment charge of approximately $1.2 million on Zenith Drive Centre. In the fourth quarter of 2009, we recorded an impairment charge of approximately $1.9 million on Shoemaker Industrial Park.

(e)	In the fourth quarter of 2008, we recorded an impairment charge of approximately $1.8 million on Zenith Drive Centre.

(f)	In the fourth quarter of 2010 we recorded an additional impairment charge of approximately $987,000 on Shoemaker Industrial Park. In the second and fourth quarter of 2010, we recorded impairment charges of approximately $560,000 and $546,000, respectively, related to Paramount Business Center.
Balance Sheet Data

	Years Ended December 31,
	2010	2009	2008	2007	2006

Total assets	$30,285,000	$29,239,000	$34,401,000	$38,830,000	$40,269,000

Total liabilities	$5,251,000	$698,000	$862,000	$943,000	$1,134,000

Members’ capital	$25,034,000	$28,541,000	$33,539,000	$37,887,000	$39,135,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Revenue Recognition and Valuation of Receivables
Revenue is recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifcation (“ASC”) 840-10, “Leases”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because the Fund’s leases may provide for free rent, lease incentives, or other rental increases at specified intervals, the Fund straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. The Fund’s revenues are comprised largely of rental income and other income collected from tenants. Management is required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Management reviews unbilled rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, the Fund records an increase in its allowance for doubtful accounts or records a direct write-off of the specific rent receivable.

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
We consider any bargain periods in our calculation of fair value of below-market leases and to amortize our below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with FASB ASC 840-20-20, as determined by us at the time we acquire real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.
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
Investment in Real Estate Held-for-Sale
We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. At December 31, 2010, one real estate asset was classified as held for sale.
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
Recently Issued Accounting Pronouncements
Reference is made to Notes to our Financial Statements, which begin on page F-1 to F-17 of this Form 10-K.

Results of Operations
Overview
We were formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants. Our properties are located in major metropolitan areas in the United States and were purchased on an all cash basis without debt financing. Our revenues consist primarily of rental income from our properties and additional rent in the form of expense reimbursements derived from our income producing properties. Our properties are located in Los Angeles, California, Chicago, Illinois and Phoenix, Arizona.
Market Outlook — Real Estate and Real Estate Finance Markets
During 2010, significant and widespread concerns about credit risk and access to capital experienced during 2009 began to subside. Concerns of a double-dip recession have diminished as a number of economic indicators have improved. Increased trade volume in 2010 spurred increased leasing activity in many west coast industrial markets. However, if the economic uncertainty persists, we may experience significant vacancies or be required to reduce rental rates on occupied space.
Despite recent positive economic indicators, both the national and most global economies have experienced continued volatility throughout 2010. The aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in a challenging operating environment.
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
Results of Operations
Results of continuing operations for the years ended December 31, 2010 and 2009 comprise five multi-tenant industrial business park properties in two major metropolitan areas. On March 1, 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable and classified the property as held for sale. We have included all operating results of the Zenith Drive Centre in a separate component of income on the Statements of Operations under the heading income (loss) from discontinued operations for the years ended December 31, 2010 and 2009.
The results of continuing operations for the years ended December 31, 2010 and 2009 are discussed below.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Rental revenues decreased to $2.4 million in 2010 from $2.7 million in 2009 primarily due to longer lease up periods of vacant units, lower market lease rates and higher concessions to attract and retain tenants as a result of the competitive market conditions partially offset by existing tenant leases with rent escalations. Tenant reimbursements and other income were comparable for years ended December 31, 2010 and 2009.
Property operating and maintenance expense increased to $0.8 million in 2010 from $0.7 million in 2009. The increase is primarily due to higher bad debt expense and unit refurbishment repairs.
Property tax expense is comparable for years ended December 31, 2010 and 2009.
General and administrative expenses increased to $0.4 million in 2010 from $0.3 million in 2009 due primarily to increases in insurance expense and audit, tax and other professional service fees.
Depreciation and amortization decreased to under $0.8 million in 2010 from above $0.8 million in 2009. The decrease is due to real estate impairment losses recognized during the years ended December 31, 2009 and in 2010 which reduces depreciable basis and full amortization of intangible assets at three properties.

Impairment of real estate increased to approximately $2.1 million in 2010 from $1.9 million in 2009 due to impairment charges recorded to reflect a decline in the market value of our real estate properties.
Interest and other income is comparable for the years ended December 31, 2010 and 2009.
Interest expense increased to $24,000 from $0 for the same period of 2009 due to borrowing under the loan agreement entered into in the fourth quarter of 2010.
Discontinued Operations
During the first quarter of 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable and classified the property as held for sale in accordance with ASC 360-10, Property, Plant and Equipment. For the years ended December 31, 2010 and 2009, net income from discontinued operations increased to approximately $0.2 million from a net loss of $1.2 million for the comparable period of 2009. The increase is primarily due to an impairment charge of $1.2 million recognized during the third quarter of 2009, reducing depreciable basis, and the full amortization of intangible assets of the property.
Liquidity and Capital Resources
As of December 31, 2010, we had approximately $4.4 million in cash and cash equivalents. We intend to use the existing cash balance for capital improvements to the properties and to provide for operating reserves. Cash in excess of these needs, if any, will be available for distribution to unit holders and to repurchase units from unit holders.
Effective April 27, 2010, our operating agreement was amended to allow the managing member to cause us to incur debt financing, not to exceed ten percent of the capital contributions of all unit holders, to meet our operating expenses or to fund cash distributions declared and paid to members. On December 2, 2010, we entered into a $4.0 million secured loan to provide liquidity for these purposes. To the extent that net cash generated by the properties is not sufficient to meet operating costs and pay cash distributions to our unit holders, we will endeavor to sell selected properties so that we can continue to operate the remaining properties and pay cash distributions.
We intend to hold the properties in which we have invested until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives. General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market.
Debt Service Requirements
On December 2, 2010, we entered into a $4.0 million loan agreement with Farmers & Merchants Bank of Long Beach. The loan matures on November 19, 2013 with no option to extend and bears interest at a fixed rate of 5.75% per annum. The terms of the loan require monthly payments of principal and interest. The remaining loan balance is payable on the maturity date. We may repay the loan, in whole or in part, on or before November 19, 2013 without any penalty.
Contractual Obligations
The following table reflects our contractual obligations as December 31, 2010:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable (1)	$3,987,000	$52,000	$3,935,000	$—	$—
Interest expense related to long term debt (2)	$666,000	$231,000	$435,000	$—	$—

(1)	This represents the loan agreement with Farmers & Merchants Bank of Long Beach.

(2)	Interest expense related to the loan agreement with Farmers & Merchants Bank of Long Beach is calculated based on a fixed rate of 5.75% per annum.
Off-balance Sheet Financings and Liabilities
Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. As of December 31, 2010, a 1% increase or decrease in interest rates would not have a material effect on our interest income.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the credit worthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements, related notes and supplemental schedules are contained on pages F-1 to F-17 of this report. The index to such items is included in Item 15(a).

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
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2010.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement of Section 404 (b) of the Sarbanes-Oxley Act.

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
Our managing member also acts as the manager of another investment fund and is a preferred shareholder of Pacific Cornerstone Capital, Inc., our Managing Broker/Dealer. The manager of our managing member is Cornerstone Ventures, Inc. Cornerstone Ventures, Inc. oversees the activities of our managing member and provides many of the services necessary for our managing member to fulfill its responsibilities to us. The Cornerstone Ventures, Inc. team of professionals brings together a unique blend of talent and experience. As of March 17, 2011, Cornerstone Ventures, Inc. was the owner of 26.4% of the equity profits interest in our managing member and has sole voting control with respect to our operations.
Board of Directors of Manager of Managing Member
Terry G. Roussel, age 57, is one of the founding shareholders of the Cornerstone-related entities that commenced operations in 1989. Mr. Roussel is Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., the manager of our managing member of the Fund. Mr. Roussel is also the President, Chief Executive Officer and a Director of Cornerstone Core Properties REIT and Cornerstone Healthcare PLUS REIT, Inc. and their advisors, Cornerstone Realty Advisors, LLC and Cornerstone Leveraged Realty Advisors, LLC, respectively and the majority shareholder of Pacific Cornerstone Capital, Inc. Under Mr. Roussel’s direction, Cornerstone Ventures and its affiliates formed nine separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).
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
Alfred J. Pizzurro, age 54, is a Director and shareholder of Cornerstone Ventures, Inc. as well as a shareholder of Pacific Cornerstone Capital, Inc., the dealer manager for the Cornerstone Realty Fund, LLC offering that closed in August of 2005. Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone’s marketing and new business development activities since that time.

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
Management of the Managing Member
Mr. Roussel is the Chief Executive Officer of Cornerstone Ventures, Inc. The remaining executive officer of Cornerstone Ventures, Inc. is Sharon C. Kaiser. The experience of Mr. Roussel is described above under “Board of Directors of Manager of Managing Member.” Ms. Kaiser’s experience is described below.
Sharon C. Kaiser, age 66, has served as the Chief Financial Officer of Cornerstone Ventures, Inc. since October 2005. Ms. Kaiser joined Cornerstone in July 2005 as Chief Financial Officer of Cornerstone Core Properties REIT, Inc. and its advisor, Cornerstone Realty Advisors, LLC. Ms. Kaiser is responsible for finance and accounting.
Prior to joining Cornerstone, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc.
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
During the period from January 1, 2010 through December 31, 2010, there were no Section 16(a) filings required.

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
There are no units of membership interest owned by our managing member as of December 31, 2010. There are five units of membership interest owned by Terry G. Roussel as of December 31, 2010 which represents less than 1% of the units outstanding.
No arrangements exist which would, upon implementation, result in a change in control of the Company.
We do not have any equity compensation plans and did not have any such plan as of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Compensation and Fees to be paid to our Managing Member and its Affiliates
Following is a summary of the compensation and fees paid by us to our managing member and its affiliates in connection with the operation of the company and the liquidation of our properties for the year ended December 31, 2010.

Type of Compensation
and Recipient	Method of Compensation	Amount

OPERATIONAL STAGE

Property management fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property management fees equal to 6% of the gross rental income generated by each property will be paid monthly	$—

Property refurbishment supervision fee payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Property refurbishment supervision fee equal to 10% of the cost of tenant improvements or capital improvements made to our properties	$—

Leasing commissions payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties	Leasing commissions paid upon execution of each lease equal to 6% of rent scheduled to be paid during the first and second year of the lease, 5% during the third and fourth years and 4% during the fifth and later years	$—

Incentive share of net cash flow from operations payable to our managing member	10% of net cash flow from operations each year until unit holders have received distributions equal to an 8% per annum, simple return for the year or the early investors 12% incentive return, then 50% of net cash flow from operations	$107,000

Reimbursement of actual cost of goods, materials and other services supplied to us by our managing member	Reimbursement of actual expenses and costs	$—

Type of Compensation
and Recipient	Method of Compensation	Amount
LIQUIDATION STAGE

Property disposition fees payable to our managing member and/or its affiliates some or all of which may be paid to unaffiliated third parties. Our managing member will not be given an exclusive right to sell our properties	Property disposition fees in an amount equal to 6% of the contract sales price of the property	$—

Incentive share of net sales proceeds payable to our managing member	After the unit holders have received an amount equal to their aggregate capital contributions, 10% of proceeds from property sales until the unit holders have received an amount equal to an aggregate 8% per annum, cumulative, non-compounded return taking into account all prior distributions and thereafter 50% of proceeds from property sales	$—
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
BDO Seidman, LLP was our independent registered public accounting firm from January 1, 2006 to June 30, 2009. Commencing with the third quarter of 2009, Deloitte & Touche LLP became our independent registered public accounting firm.
Audit and Non-Audit Fees
Aggregate fees for professional services rendered to us by BDO Seidman, LLP and Deloitte & Touche, LLP for the years ending December 31, 2010 and 2009 were as follows:

	Deloitte & Touche		BDO Seidman
Services Provided	2010	2009	2010	2009
Audit Fees	$152,000	$74,000	$25,000	$38,000
All Other Fees	4,000	—	—	—

Total	$156,000	$74,000	$25,000	$38,000

Audit Fees. The aggregate fees billed for the years ended December 31, 2010 and 2009 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.
All Other Fees. The aggregate fees billed for the years ended December 31, 2010 and 2009 were for expense related to the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

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
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements
The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statements of Operations for the Years Ended December 31, 2010 and 2009
Statements of Members’ Capital for the Years Ended December 31, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2010 and, 2009
Notes to Financial Statements
(a)(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts Schedule III — Real Estate and Accumulated Depreciation
(a)(3)	Exhibits
3.1	Articles of Organization (incorporated by reference to Registration Statement on Form S-11, File No. 333-76609, filed April 20, 1999).

3.2	Amended and Restated Operating Agreement dated as of June 30, 2003, as amended by Amendment No. 1 dated as of February 22, 2007, Amendment No. 2 dated as of June 2, 2009 and Amendment No. 3 dated as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2010.)

3.3	Amendment to Articles of Organization filed August 18, 1999 (incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 333-76609, filed February 4, 2000).

3.4	Amendment to Articles of Organization of the Fund filed January 26, 2000 (incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 333-76609, filed February 4, 2000).

10.1	Loan Agreement by and between Farmers & Merchants Bank of Long Beach, a California corporation and Cornerstone Realty Fund, LLC, dated as of November 19, 2010.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K filed on March 29, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March 2011.

CORNERSTONE REALTY FUND, LLC
By	CORNERSTONE INDUSTRIAL PROPERTIES, LLC:
its Managing Member

By	CORNERSTONE VENTURES, INC.:
its Manager

By	/s/ Terry G. Roussel
Terry G. Roussel, President
(Principal Executive Officer)

By	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following person on behalf of the registrant has signed this report below in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Terry G. Roussel Terry G. Roussel	Director of Cornerstone Ventures, Inc.	March 17, 2011

/s/ Alfred J. Pizzurro Alfred J. Pizzurro	Director of Cornerstone Ventures, Inc.	March 17, 2011

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CORNERSTONE REALTY FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Cornerstone Realty Fund, LLC
Irvine, California
We have audited the accompanying balance sheet of Cornerstone Realty Fund, LLC, (the “Fund”) a California limited liability company, as of December 31, 2010 and 2009 and the related statements of operations, members’ capital and cash flows for the year ended December 31, 2010 and 2009. Our audit also included financial statement schedules for the year ended December 31, 2010 and 2009 listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Realty Fund, LLC as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As described in Note 9 to the financial statements, subsequent to the year ended December 31, 2010, management of the Fund have taken steps, including holding the Fund’s full portfolio of real estate assets for sale, that may result in liquidation of the Fund in advance of the Fund’s scheduled dissolution date of December 31, 2012.

/s/ DELOITTE & TOUCHE, LLP

Costa Mesa, California
March 17, 2011

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)
BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Assets
Cash and cash equivalents	$4,356,000	$761,000

Investments in real estate
Land	9,238,000	10,088,000
Buildings and improvements value, net	14,387,000	16,110,000
Intangible asset — in-place leases, net	—	9,000
Property held for sale, net	1,721,000	1,726,000

	25,346,000	27,933,000
Other assets
Non-real estate assets associated with property held for sale	81,000	74,000
Tenant and other receivables, less allowance of $298,000 in 2010 and $190,000 in 2009	245,000	263,000
Prepaid expenses	16,000	50,000
Deferred financing cost, net	77,000	—
Leasing commissions, net	164,000	158,000

Total assets	$30,285,000	$29,239,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$122,000	$161,000
Distributions payable	622,000	—
Real estate taxes payable	82,000	76,000
Tenant security deposits	189,000	194,000
Note payable	3,987,000	—
Intangible lease liability, net	—	5,000
Liabilities associated with property held for sale	249,000	262,000

Total liabilities	5,251,000	698,000

Commitments and contingencies (Note 6)
Members’ capital (100,000 units authorized and issued at 2010 and 2009; 98,670 and 98,814 units outstanding at 2010 and 2009, respectively)	25,034,000	28,541,000

Total liabilities and members’ capital	$30,285,000	$29,239,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

Revenues:
Rental revenues	$2,356,000	$2,657,000
Tenant reimbursements and other income	490,000	494,000

	2,846,000	3,151,000
Expenses:
Property operating and maintenance	793,000	715,000
Property taxes	459,000	440,000
General and administrative expenses	390,000	251,000
Depreciation and amortization	781,000	831,000
Impairment of real estate	2,093,000	1,880,000

	4,516,000	4,117,000

Interest (income and other)	(1,000)	(1,000)
Interest expense	24,000	—

Loss from continuing operations	(1,693,000)	(965,000)

Discontinued operation:
Income (loss) from discontinued operations	208,000	(1,176,000)

	208,000	(1,176,000)

Net loss	$(1,485,000)	$(2,141,000)

Net loss allocable to managing member	$(148,000)	$(214,000)

Net (loss) income allocable to unit holders:
From continuing operations	$(1,524,000)	$(869,000)
From discontinued operations	187,000	(1,058,000)

	$(1,337,000)	$(1,927,000)

Per unit amounts:
Basic and diluted loss from continuing operation allocable to unit holders	$(15.44)	$(8.76)
Basic and diluted income (loss) from discontinued operations allocable to unit holders	$1.89	$(10.66)
Basic and diluted weighted average units outstanding	98,713	99,218
The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)
STATEMENTS OF MEMBERS’ CAPITAL

Balance, December 31, 2008	$33,539,000

Cash distributions to unit holders	(2,479,000)
Cash distributions to managing member	(192,000)
Units repurchased and retired	(186,000)
Net loss	(2,141,000)

Balance, December 31, 2009	$28,541,000

Distributions to unit holders	(1,866,000)
Distributions to managing member	(107,000)
Units repurchased and retired	(49,000)
Net loss	(1,485,000)

Balance, December 31, 2010	$25,034,000

The accompanying notes are an integral part of these financial statements.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(1,485,000)	$(2,141,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	5,000	—
Depreciation and amortization	797,000	947,000
Provision for bad debts	148,000	107,000
Impairment of real estate	2,093,000	3,096,000
Straight-line rent and amortization of acquired above/below market leases	(28,000)	(30,000)
Changes in operating assets and liabilities:
Other assets, net	(200,000)	(292,000)
Accounts payable and accrued liabilities	(67,000)	(124,000)
Real estate taxes payable	(2,000)	14,000
Tenant security deposits	(3,000)	(39,000)

Net cash provided by operating activities	1,258,000	1,538,000

INVESTING ACTIVITIES
Additions to real estate	(169,000)	(209,000)

Net cash used in investing activities	(169,000)	(209,000)

FINANCING ACTIVITIES
Proceeds from note payable	4,000,000	—
Repayment of note payable	(13,000)	—
Cash distributions to unit holders	(1,244,000)	(2,479,000)
Cash distributions to managing member	(107,000)	(192,000)
Units repurchased and retired	(49,000)	(186,000)
Deferred financing costs	(81,000)	—

Net cash provided by (used in) financing activities	2,506,000	(2,857,000)

Net increase (decrease) in cash and cash equivalents	3,595,000	(1,528,000)

Cash and cash equivalents — beginning of year	761,000	2,289,000

Cash and cash equivalents — end of year	$4,356,000	$761,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,000	—
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	$622,000	—
Accrued real estate additions	$21,000	$12,000
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
The operating agreement, as amended and restated, provides, among other things, for the following:
•	CIP generally has complete and exclusive discretion in the management and control of our operations; however, unit holders holding the majority of all outstanding and issued units have certain specified voting rights which include the removal and replacement of the Managing Member.

•	Net Cash Flow from Operations, as defined, will be distributed 90% to the unit holders and 10% to the Managing Member until the unit holders have received either an 8% or 12% cumulative, non-compounded annual return on their invested capital contributions, as defined. The 12% return applies to specified early investors for the twelve-month period subsequent to the date of their invested capital contributions and is in lieu of the 8% return during that period.

•	Net Sales Proceeds, as defined, will be distributed first, 100% to the unit holders in an amount equal to their Invested Capital Contributions; then, 90% to the unit holders and 10% to the Managing Member until the unit holders have received an amount equal to the unpaid balance of their aggregate cumulative, non-compounded annual return on their invested capital contributions; and thereafter, 50% to the unit holders and 50% to the Managing Member.

•	Net Income, as defined, is allocated first, 10% to the Managing Member and 90% to the unit holders until net income allocated equals cumulative net losses, as defined, previously allocated in such proportions; second, in proportion to and to the extent of net cash flow from operations and net sales proceeds previously distributed to the members, exclusive of distributions representing a return of invested capital contributions; and then 50% to the Managing Member and 50% to the unit holders.

•	Net Loss is allocated first, 50% to the Managing Member and 50% to the unit holders, until net loss allocated equals cumulative net income previously allocated in such proportions; then remaining net loss is allocated 10% to the Managing Member and 90% to the unit holders.

•	All allocations and distributions to the unit holders are to be pro rata in proportion to their ownership shares.

•	Effective February 22, 2007, the Fund’s operating agreement was amended to permit repurchase of units on such terms and conditions as the Managing Member may determine.

•	Effective June 2, 2009, the Fund’s operating agreement was amended and the dissolution date was extended from December 31, 2010 to December 31, 2012.

•	Effective April 27, 2010, our operating agreement was amended and allows the Managing Member to cause us to incur debt financing not to exceed ten percent of the capital contributions of all unit holders to meet the Fund’s operating expenses or to fund cash distributions declared and paid to members.
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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.
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
Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms, including bargain renewal periods, of the respective leases as an adjustment to rental revenue on the Fund’s statements of operations.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Fund assesses whether there has been impairment in the value of its investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Its portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:
•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price; and/or;

•	Tenant financial problems.
During 2010, we recorded impairment charges related to two of our investments in real estate totaling approximately $2.1 million. During 2009, we recorded impairment charges related to two of our investments in real estate totaling approximately $3.1 million, of which, $1.2 million was recorded to Zenith Centre Drive. The impairments were primarily driven by reduced estimates of net operating income, primarily due to the impact of declines in the industrial rental market and credit conditions of certain tenants, which when combined with increases in the capitalization rates assumptions, resulted in the decreases in values of such properties.
The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

Investments in Real Estate Assets Held-for-Sale
The Fund evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell and depreciation of the asset ceases. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. As of December 31, 2010, one of the Fund’s properties, Zenith Drive Centre, was classified as held for sale. The results of operations of Zenith Drive Centre are reflected as discontinued operations in all periods reported. See Note 8 for additional information. As of December 31, 2009 none of the Fund’s properties were classified as held for sale.
Leasing Commissions
Leasing commissions are stated at cost and amortized on a straight-line basis over the related lease term. As of December 31, 2010 and 2009, the Fund had recorded approximately $342,000 and $324,000 in leasing commissions, respectively. The unamortized portion of this asset was approximately $195,000 at December 31, 2010 and $180,000 at December 31, 2009.
Deferred Financing Costs
Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.
Revenue Recognition
Revenue is recorded in accordance with FASB ASC 840-10, “Leases”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended.” Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because the Fund’s leases may provide for free rent, lease incentives, or other rental increases at specified intervals, the Fund recognizes revenue on a straight-line basis, which results in the recording of a receivable for rent not yet due under the lease terms. The Fund’s revenues are comprised largely of rental income and other income collected from tenants. Management is required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible.
Tenants Receivable
Management reviews unbilled rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, the Fund records an increase in its allowance for doubtful accounts or records a direct write-off of the specific rent receivable. Our allowance for doubtful accounts was $298,000 and $190,000 as of December 31, 2010 and December 31, 2009, respectively.
Fair Value Measurement
ASC 820-10, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Fund’s financial statements since it does not record its financial assets and liabilities in its financial statements at fair value. The Fund adopted ASC 820-10 with respect to its non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820-10 with respect to its non-financial assets and liabilities did not have a material impact on its financial statements.
Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Assets and liabilities are classified according to the lowest level input that is significant to their valuation. Assets and liabilities that have a significant unobservable input along with significant observable inputs may still be classified Level 3.
Certain assets and liabilities were measured at fair value on a nonrecurring basis. This category included the impairment of real estate. During 2010 and 2009, we recorded impairment charges to reduce certain investments in real estate assets to estimated fair value. The fair values of investment in real estate included inputs based on management’s estimate of net operating income, expected occupancy changes, expected rental rates, capitalization rates and discount rates based on available market information using a discounted cash flow analysis. Because one or more of significant inputs are unobservable, the fair values of investment in real estate are classified as Level 3.
The following table summarizes the two properties that were measured at fair value on a nonrecurring basis as of December 31, 2010:

		Quoted
		Prices			Total
		in Active			Losses	Total
		Markets	Significant		Three	Losses
		for	Other	Significant	Months	for the Year
	Total Fair	Identical	Observable	Unobservable	Ended	Ended
	Value	Assets	Inputs	Inputs	December 31,	December 31,
	Measurement	(Level 1)	(Level 2)	(Level 3)	2010	2010

Paramount Business Center	$1,749,000	$—	$—	$1,749,000	$(546,000)	$(1,106,000)
Shoemaker Industrial Park	$6,395,000	$—	$—	$6,395,000	$(987,000)	$(987,000)
The following table summarizes the two properties that were measured at fair value on a nonrecurring basis as of December 31, 2009:

		Quoted
		Prices			Total	Total
		in Active			Losses	Losses
		Markets	Significant		Three	for the
		for	Other	Significant	Months	Year
	Total Fair	Identical	Observable	Unobservable	Ended	Ended
	Value	Assets	Inputs	Inputs	December 31,	December 31,
	Measurement	(Level 1)	(Level 2)	(Level 3)	2009	2009

Zenith Drive Centre	$1,727,000	$—	$—	$1,727,000	$—	$(1,216,000)
Shoemaker Industrial Park	$7,495,000	$—	$—	$7,495,000	$(1,880,000)	$(1,880,000)
ASC 825-10, “Financial Instruments,” requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
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
As of December 31, 2010 and 2009, management estimates that the carrying value of cash and cash equivalents, tenant and other receivables, tenant security deposits, real estate taxes payable, accounts payable and accrued liabilities are recorded at amounts that reasonably approximate the fair value due to the short term nature of these items. Fair value of the note payable at December 31, 2010 and 2009, was $4.0 and $0 million, respectively, based on interest rates available for the issuance of debt with similar terms and maturities, with carrying values of $4.0 million and $0 million, respectively.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2010 we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.
As of December 31, 2010, we owned four properties in the state of California, one property in the state of Arizona and one property in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the states’ economy.
Segment Disclosure
ASC 280-10, “Segment Reporting,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Our current business consists of acquiring and operating real estate assets. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures for each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures.
Reclassification
Certain amounts in our consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Asset held for sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results reclassified from continuing to discontinued operations.

3. Investments in Real Estate
As of December 31, 2010, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

					Acquired
			Intangible	Acquired	Below-
		Buildings and	Lease	In-Place	Market
	Land	Improvements	Value	Lease	Leases
Investments in real estate	$9,238,000	$16,924,000	$—	$770,000	$(154,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,537,000)	—	(770,000)	154,000

Net investments in real estate and related lease intangibles from continuing operations	$9,238,000	$14,387,000	$—	$—	$—
Net investments in real estate and related lease intangibles held for sale	355,000	1,262,000	104,000	—	—

Net investments in real estate	$9,593,000	$15,649,000	$104,000	$—	$—

As of December 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

					Acquired
			Intangible	Acquired	Below-
		Buildings and	Lease	In-Place	Market
	Land	Improvements	Value	Lease	Leases
Investments in real estate	$10,088,000	$18,411,000	$—	$770,000	$(155,000)
Less: accumulated depreciation and amortization from continuing operations	—	(2,301,000)	—	(761,000)	150,000

Net investments in real estate and related lease intangibles from continuing operations	$10,088,000	$16,110,000	$—	$9,000	$(5,000)
Net investments in real estate and related lease intangibles held for sale	355,000	1,265,000	106,000	—	—

Net investments in real estate	$10,443,000	$17,375,000	$106,000	$9,000	$(5,000)

Depreciation and amortization expense associated with held and used investments in real estate and related lease intangibles were $0.7 million and $0.7 million, in 2010 and 2009, respectively. Depreciation and amortization expense associated with held for sale investments in real estate and related lease intangibles were $11,000 and $97,000, in 2010 and 2009, respectively.
All lease intangibles had been fully amortized as of December 31, 2010.
Future Minimum Lease
The future minimum lease payments to be received under existing operating leases for the six properties owned as of December 31, 2010 are as follows:

Years ending December 31,
2011	$2,143,000
2012	1,163,000
2013	439,000
2014	228,000
2015	112,000
2016 and thereafter	375,000

$4,460,000

Industrial space in the properties is generally leased to tenants under lease terms that provide for the tenants to pay increases in operating expenses in excess of specified amounts. The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

4. Related Party Transactions
During the years ended December 31, 2010 and 2009, the total incentive share of net cash flow from operations paid to the Fund’s Managing Member was $107,000 and $192,000, respectively.
5. Note Payable
On December 2, 2010, we entered into a $4.0 million loan agreement with Farmers & Merchants Bank of Long Beach. The loan matures on November 19, 2013 with no option to extend and bears interest at a fixed rate of 5.75% per annum. The terms of the loan require monthly payments of principal and interest. We may repay the loan, in whole or in part, on or before November 19, 2013 without any penalty. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios and loan to value ratio. As of December 31, 2010, we were in compliance with all of these covenants.
We anticipate repaying our existing debt obligation with cash on hand and the proceeds from the sale of real estate assets. As of December 31, 2010 and 2009, we had incurred net financing costs of $81,000 and $0, respectively. The financing costs have been capitalized and are being amortized over the life of the loan. For the years ended December 31, 2010 and 2009, $5,000 and, $0, respectively of deferred financing costs were amortized and included in interest expense in the consolidated statement of operations.
The principal payments due on note payable as of December 31, 2010 for each of the next five years are as follows:

Principal
Year	amount
2011	$52,000
2012	$3,935,000
2013	$—
2014	$—
2015	$—
6. Commitments and Contingencies
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
7. Quarterly Financial Data
Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Three Months Ended
2010	March 31,	June 30,		September 30,	December 31,
Revenues	$722,000	$720,000		$707,000	$697,000

Net income (loss) from continuing operations allocable to unit holders:	$80,000	$(389,000	)(a)	$109,000	$(1,325,000	)(a)
Net income from discontinued operations allocable to unit holders:	63,000	13,000		50,000	61,000
Per unit amounts:
Basic and diluted income (loss) from continuing operations	$0.81	$(3.94)		$1.10	$(13.43)
Basic and diluted income from discontinued operations	$0.64	0.13		$0.51	$0.61
Basic and diluted weighted average units outstanding	98,790	98,670		98,670	98,670

	Three Months Ended
2009	March 31,	June 30,	September 30,		December 31,
Revenues	$809,000	$806,000	$800,000		$736,000

Net income (loss) from continuing operations allocable to unit holders:	$235,000	$235,000	$247,000	(b)	$(1,586,000	)(b)
Net income (loss) from discontinued operations allocable to unit holders:	1,000	12,000	(1,102,000	)(b)	34,000	(b)
Per unit amounts:
Basic and diluted income (loss) from continuing operations	$2.37	$2.37	$2.49		$(15.70)
Basic and diluted income (loss) from discontinued operations	$0.01	0.12	$(11.11)		$0.35
Basic and diluted weighted average units outstanding	99,333	99,231	99,127		98,934

(a)	Includes impairment charge of $1.5 million recorded in the fourth quarter of 2010 and $0.6 million in the second quarter of 2010.

(b)	Includes impairment charge of $1.9 million recorded in the fourth quarter of 2009 and $1.2 million in the third quarter of 2009.
8. Discontinued Operations
We report results of operations from real estate assets that meet the definition of a component of an entity that have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. As of March 1, 2010, we determined that the potential sale of Zenith Drive Centre to a third party was probable, and accordingly, classified the property as held for sale. No depreciation and amortization of Zenith Drive Centre was recorded for the period from March 1, 2010 to December 31, 2010 in accordance with ASC 360-10. No properties were sold during the year ended December 31, 2010 and 2009. We included all results of the discontinued operations in a separate component of income or loss on the Statements of Operations under the heading Net income (loss) from discontinued operations.
The following is a summary of the components of income (loss) from discontinued operations for the year ended December 31, 2010 and 2009:

2010
Total revenues	$548,000
Operating expenses and real estate taxes	340,000

Income from discontinued operations	$208,000

2009
Total revenues	$482,000
Operating expenses and real estate taxes	442,000
Impairment of real estate	1,216,000

Loss from discontinued operations	$(1,176,000)

A summary of the property held for sale balance sheet information is as follows:

	December 31, 2010	December 31, 2009

Investments in real estate
Land	$355,000	$355,000
Buildings and improvements, net	1,262,000	1,265,000
Intangible lease assets, net	104,000	106,000

Property held for sale, net	1,721,000	1,726,000

Other assets
Tenant and other receivables, net	48,000	50,000
Prepaid expenses and other assets	2,000	2,000
Leasing commissions, net	31,000	22,000

Non-real estate assets associated with property held for sale	81,000	74,000

Total assets	$1,802,000	$1,800,000

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$35,000	$42,000
Real estate taxes payable	149,000	157,000
Tenant security deposits	65,000	63,000

Liabilities associated with property held for sale	$249,000	$262,000

9. Subsequent Events
During the period from January 1, 2011 to March 16, 2011, we have not repurchased and retired any units . In addition, on January 14, 2011 we made a distribution of approximately $0.6 million to unit holders as of December 31, 2010.
Potential Liquidation Transaction
In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our Managing Member has begun the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our unit holders. Our Managing Member has engaged a broker through an exclusive listing arrangement to solicit interests in and pricing of our portfolio. Our Managing Member initiated the examination at this time, rather than waiting until 2012 because of the inherent uncertainty of the future and our Managing Member’s view of (i) the current market conditions and (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended).
After a thorough analysis and consultation with a real estate broker specializing in multitenant industrial real estate in the geographical regions where our properties are located, our managing member has concluded that a liquidation of the Fund at this time will more likely produce superior returns within a reasonable period of time to our unit holders than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. As a result, our Managing Member currently expects to distribute a proxy statement to our unit holders to solicit consents from our unit holders to authorize a plan of liquidation of the Fund involving the sale of all of the Fund’s properties to an unaffiliated third party.

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$105,000	$107,000	$(22,000)	$190,000

Year Ended December 31, 2010:
Allowance for doubtful accounts	$190,000	$148,000	$(40,000)	298,000

CORNERSTONE REALTY FUND, LLC
(a California limited liability company)
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

												Life on
												which
			Costs Capitalized									Depreciation
			Subsequent to									in Latest
	Initial Cost to Fund		Acquisition			Gross Amount Invested						Income
		Building										Statement
		and		Carry			Building and		Accumulated	Date of	Date	is
Description	Land	Improvements	Improvements	Costs	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Investments in Real Estate
Normandie Business Center Torrance, CA	$1,783,000	$2,206,000	$177,000	—	$—	$1,783,000	$2,383,000	$4,166,000	$633,000	1989	09/27/02	39 years

Arrow Business Center Irwindale, CA	2,338,000	3,660,000	205,000	—	—	2,338,000	3,865,000	6,203,000	946,000	1987	12/10/03	39 years

Paramount Business Center Paramount, CA	1,100,000	1,926,000	159,000	—	(1,410,000)	668,000	1,107,000	1,775,000	26,000	1985	04/28/05	39 years

Interstate Commerce Center Tempe, AZ	1,750,000	5,495,000	373,000	—	—	1,750,000	5,868,000	7,618,000	925,000	1987	09/30/05	39 years

Shoemaker Ave, Santa Fe Springs, CA	3,900,000	5,994,000	64,000	—	(3,558,000)	2,699,000	3,701,000	6,400,000	7,000	1974	06/28/06	36 years

Subtotals	$10,871,000	$19,281,000	$978,000	—	$(4,968,000)	$9,238,000	$16,924,000	$26,162,000	$2,537,000

Zenith Business Center Chicago, IL	$908,000	$3,792,000	$189,000	—	$(3,250,000)	$355,000	$1,284,000	$1,639,000	$22,000	1978	01/25/05	34 years

Totals	$11,779,000	$23,073,000	$1,167,000	—	(8,218,000)	$9,593,000	$18,208,000	$27,801,000	$2,559,000

(a)     The changes in total real estate for the years ended December 31, 2010 and 2009 are as follows.

		Accumulated
	Cost	Depreciation

Balance at December 31, 2008	$33,985,000	$(2,626,000)

2009 Impairment of real estate	(4,074,000)	1,053,000
2009 Additions	221,000	(741,000)

Balance at December 31, 2009	$30,132,000	$(2,314,000)

2010 Impairment of real estate	(2,521,000)	428,000
2010 Additions	190,000	(673,000)

Balance at December 31, 2010	$27,801,000	$(2,559,000)

(b)	For federal income tax purposes, the aggregate cost of the Fund’s six properties is approximately $36.0 million.