Form 10-Q
period 2011-03-31
CORNERSTONE REALTY FUND LLC
filed 2011-05-09
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51868
CORNERSTONE REALTY FUND, LLC
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0827161 (I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92614 (ZIP CODE)
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
☑ Yes ☐ No
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$3,892,000	$4,356,000
Investments in real estate
Land	9,593,000	9,593,00
Buildings and improvements, net	15,474,000	15,649,000
Intangible asset — in-place leases, net	92,000	104,000

	25,159,000	25,346,000
Other assets
Tenant and other receivables, net	261,000	292,000
Prepaid expenses and other assets	67,000	19,000
Deferred financing cost, net	70,000	77,000
Leasing commissions, net	173,000	195,000

Total assets	$29,622,000	$30,285,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$304,000	$157,000
Distributions payable	—	622,000
Real estate taxes payable	200,000	231,000
Tenant security deposits	259,000	254,000
Note payable	3,974,000	3,987,000

Total liabilities	4,737,000	5,251,000

Commitments and contingencies (Note 7)
Members’ capital (100,000 units authorized and issued as of March 31, 2011 and December 31, 2010; 98,670 and 98,670 units outstanding as of March 31, 2011 and December 31, 2010, respectively)	24,885,000	25,034,000

Total liabilities and members’ capital	$29,622,000	$30,285,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Rental revenues	$618,000	$688,000
Tenant reimbursements and other income	177,000	159,000

	795,000	847,000
Expenses
Property operating and maintenance	228,000	266,000
Property taxes	152,000	150,000
General and administrative	169,000	109,000
Depreciation and amortization	275,000	214,000

	824,000	739,000

Other income	—	51,000
Interest expense	(64,000)	—

Net (loss) income	$(93,000)	$159,000

Net (loss) income allocable to managing member	$(9,000)	$16,000

Net (loss) income allocation to unit holders	$(84,000)	$143,000

Per unit amounts:
Basic and diluted (loss) income allocable to unit holders	$(0.85)	$1.45

Basic and diluted weighted average units outstanding	98,670	98,790
The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Balance, December 31, 2010	$25,034,000

Cash distributions to managing member	(56,000)
Net loss	(93,000)

Balance, March 31, 2011	$24,885,000

The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(93,000)	$159,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	7,000	—
Depreciation and amortization	275,000	214,000
Provision for bad debt	7,000	41,000
Straight-line rent and amortization of acquired above/below market leases, net	18,000	(29,000)

Changes in operating assets and liabilities:
Tenant and other receivables, net	7,000	(30,000)
Prepaid expenses and other assets	(60,000)	(82,000)
Accounts payable, accrued liabilities and prepaid rent	144,000	(14,000)
Real estate taxes payable	(31,000)	22,000

Net cash provided by operating activities	274,000	281,000

INVESTING ACTIVITIES
Investments in real estate	(47,000)	(22,000)

Net cash used in investing activities	(47,000)	(22,000)

FINANCING ACTIVITIES
Repayment of note payable	(13,000)	—
Cash distributions to unit holders	(622,000)	(622,000)
Cash distributions to managing member	(56,000)	—
Units repurchased and retired	—	(49,000)

Net cash used in financing activities	(691,000)	(671,000)

Net decrease in cash and cash equivalents	(464,000)	(412,000)

Cash and cash equivalents at beginning of period	4,356,000	761,000

Cash and cash equivalents at end of period	$3,892,000	$349,000

Supplemental disclosure of non-cash financing and investing activities:
Cash paid for interest	$57,000	$—
The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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
Our interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). As permitted by the SEC filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with GAAP have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Proposed Plan of liquidation
In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our managing member began the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our investors. Our managing member initiated the examination at this time, rather than waiting until 2012 because of the inherent uncertainty of the future and our managing member’s view of (i) the current market conditions, (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), (iii) the possible need to reduce or suspend our distributions and (iv) the other factors discussed in more detail in the Definitive Proxy Statement as filed by the Fund with the SEC on April 1, 2011.
After a thorough analysis, consultation with a real estate broker specializing in multi-tenant industrial real estate in the geographical regions where our properties are located, and a targeted solicitation of bids for a potential sale of our portfolio, our managing member concluded that a liquidation of the Fund at this time will more likely produce superior returns within a reasonable period of time to our investors than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation.
Liquidation is not considered imminent until we have received a majority in interest of votes from our unit holders approving the proposed plan of liquidation. If the plan of liquidation is not approved by our unit holders, our managing member will determine other reasonably available alternatives to pursue in the best interest of us and our unit holders, including, without limitation, continuing to manage our assets until December 31, 2012. Investors have the power to revoke their consent at any time before the determination date, May 29, 2011. Accordingly, the approval of the proposed liquidation plan will not be determined prior to the determination date. In addition, managing member has the right to withdraw the proposed liquidation plan prior to the determination date May 29, 2011.
As such, we will continue to use the going-concern basis of accounting until the determination date. Please see Note 8, Subsequent Events, for further details.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.
Interim Financial Information
The accompanying interim condensed financial statements have been prepared by our management in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our accompanying interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included on our 2010 Annual Report on Form 10-K, as filed with the SEC.
Reclassifications
Certain amounts in our condensed financial statements for prior periods have been reclassified to conform to the current period presentation. Asset held for sale and associated liabilities at December 31, 2010 have been reclassified held as used on the condensed balance sheets and operating results have been reclassified from discontinuing to continued operations. See Note 3 Investment in Real Estate for more details.
3. Investment in Real Estate
During the first quarter of 2010, management committed to a plan to sell Zenith Drive Centre to a third party and classified the property as held for sale. Management intended to sell Zenith Drive Centre on an individual basis upon receipt of a reasonable offer. The property had not been sold as of December 31, 2010 and accordingly was classified as held for sale as of December 31, 2010. In accordance with the liquidation requirement under the operating agreement, early in 2011, management began consideration of alternatives available for liquidation by the scheduled dissolution date of December 31, 2012, and determined that a portfolio sale would be likely to result in higher liquidation proceeds than sales of the individual assets. Accordingly, the listing agreement for Zenith Drive Center was cancelled subsequent to year ended December 31, 2010, and the property was reclassified as held as used at March 31, 2011, along with other properties in the portfolio, until a plan of liquidation is voted upon by unit holders. A corresponding reclassification was made as of and for the period ended March 31, 2010.
In accordance with Accounting Standards Codification (“ASC”) 360-35-44, Zenith Center Drive was reclassified as held as used for at the lower of (1) its carrying amount before it was classified as held for sale, adjusted it for any depreciation expenses that would have been recognized had it been continuously classified as held as used and (2) its fair value. Subsequent to December 31, 2010, Zenith Drive Centre’s fair market value exceeded its adjusted carrying amount. Accordingly, Zenith Drive Centre was reclassified at its carrying value, adjusted for depreciation expense that would have been recognized had it been continuously classified as held as used. For the three months ended March 31, 2011 and 2010, we recorded depreciation expense of $71,000 and $11,000, respectively, related to Zenith Drive Centre. As of March 31, 2011 and December 31, 2010, Zenith Centre Drive had an adjusted book balance of approximately $1.7 million.

As of March 31, 2011, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

		Buildings and	Intangible
	Land	Improvements	Lease Value
Investments in real estate	$9,593,000	$18,255,000	$108,000
Less: accumulated depreciation and amortization	—	(2,781,000)	(16,000)

	$9,593,000	$15,474,000	$92,000

As of December 31, 2010, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

		Buildings and	Intangible
	Land	Improvements	Lease Value
Investments in real estate	$9,593,000	$18,208,000	$108,000
Less: accumulated depreciation and amortization	—	(2,559,000)	(4,000)

	$9,593,000	$15,649,000	$104,000

Depreciation and amortization related to investments in real estate and related lease intangibles for the three months ended March 31, 2011 and 2010 was $0.2 million.
Estimated amortization associated with the intangible lease assets, in-place lease assets and intangible lease liability for April 1, 2011 through December 31, 2011 and each of the four subsequent years is as follows:

Lease Intangibles
April 1, 2011 to December 31, 2011	$8,000
2012	11,000
2013	7,000
2014	4,000
2015 and thereafter	62,000

Total	$92,000

4. Allowance for Doubtful Accounts
Our allowance for doubtful accounts was approximately $0.3 million as of March 31, 2011 and December 31, 2010.
5. Concentration of Credit Risks
Financial instruments that potentially subject the Fund to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation (“SIPC”) protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of March 31, 2011, none of our depository accounts are in excess of the federal deposit insurance nor SIPC insured limits, as such, we do not have credit risks related to these depository accounts.
As of March 31, 2011, we owned four properties in the state of California, one property in the state of Arizona and one property in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the California economy.
6. Note Payable
On December 2, 2010, we entered into a $4.0 million loan agreement with Farmers & Merchants Bank of Long Beach. The loan matures on November 19, 2013 with no option to extend and bears interest at a fixed rate of 5.75% per annum. The terms of the loan require monthly payments of principal and interest. We may repay the loan, in whole or in part, on or before November 19, 2013 without any penalty. As of March 31, 2011 and December 31, 2010, we had an outstanding balance of approximately $4.0 million, under this loan agreement. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios and loan to value ratio. As of March 31, 2011, we were in compliance with all of these covenants.
We anticipate repaying our existing debt obligation with cash on hand and the proceeds from the sale of real estate assets. As of March 31, 2011 and December 31 2010, we had incurred net financing costs of $81,000. The financing costs have been capitalized and are being amortized over the life of the loan. For the three months ended March 31, 2011 and 2010, $7,000 and, $0, respectively of deferred financing costs were amortized and included in interest expense in the condensed statement of operations.
The principal payments due on the note payable for April 1, 2011 to December 31, 2011 and each of the subsequent years are as follows:

Principal
Year	Amount
April 1, 2011 to December 31, 2011	$38,000
2012	$54,000
2013	$3,882,000
2014	$—
2015	$—
7. Commitments and Contingencies
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
8. Subsequent Event
Proposed Liquidation
On April 1, 2011, we filed a definitive proxy statement with the SEC to solicit unit holder approval of a plan of liquidation. If we receive votes from a majority in interest of our unit holders approving the plan of liquidation by the determination date of May 29, 2011, the plan will be approved and the managing member will be authorized to liquidate our portfolio in accordance with the plan’s terms. If the plan of liquidation is not approved by our unit holders, our managing member will determine other reasonably available alternatives to pursue in the best interest of us and our unit holders, including, without limitation, continuing to manage our assets until December 31, 2012.
Investors have the power to revoke their consent at any time before the determination date. Accordingly, even if we were to receive a majority in interest of votes approving the plan before the determination date, the plan will not be approved until the determination date. In addition, the managing member has the right to withdraw the proposed plan prior to the determination date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward—looking statements, whether as a result of new information, future events or otherwise.
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital, interest rates; competition; supply and demand for operating properties in our current market areas; generally accepted accounting principles;; the availability of buyers to acquire properties we make available for sale; the availability of financing; the absence of material litigation; and the prospect that our unit holders may approve a plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 and in light of the risks identified in the definitive proxy statement related to our proposed plan of liquidation dated April 1, 2011, as filed with the SEC.
Overview
Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our financial performance depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.
Proposed Plan of liquidation
In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our managing member began the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our investors. Our managing member initiated the examination at this time, rather than waiting until 2012 because of the inherent uncertainty of the future and our managing member’s view of (i) the current market conditions, (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), (iii) the possible need to reduce or suspend our distributions and (iv) the other factors discussed in more detail in the Definitive Proxy Statement as filed with the SEC on April 1, 2011.
After a thorough analysis, consultation with a real estate broker specializing in multi-tenant industrial real estate in the geographical regions where our properties are located, and a targeted solicitation of bids for a potential sale of our portfolio, our managing member has concluded that a liquidation of the Fund at this time will more likely produce superior returns within a reasonable period of time to our investors than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. On April 1, 2011, we filed a definitive proxy statement with the SEC to solicit unit holders’ approvals on our liquidation plan.
If the plan of liquidation is not approved by our unit holders, our managing member will determine other reasonably available alternatives to pursue in the best interest of our Fund and our unit holders, including, without limitation, continuing to manage our assets until December 31, 2012.
We currently estimate that our net proceeds from liquidation will range between approximately $22.0 million and $24.4 million, and unit holders would receive between approximately $224 and $248 per unit in liquidating distributions, which we anticipate paying within six months after unit holders’ approval of the plan of liquidation. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay may be more or less than we estimate.

Market Outlook — Real Estate and Real Estate Finance Markets
As a result of the slow recovery from declining economic conditions experienced over the last three years, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and most geographic markets. These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow.
During 2010, significant and widespread concerns about credit risk and access to capital began to subside, and concerns about a double-dip recession diminished as a number of economic indicators improved. However, despite some positive economic indicators, both the national and most global economies continued to experience volatility throughout 2010.
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
Until economic trends have strengthened sufficiently to resolved uncertainty and spur growth, we may experience increased vacancies and may be required to reduce rental rates on occupied space.
Critical Accounting Policies
Our condensed financial statements have been prepared in accordance with generally accepted in the United States of America (“GAAP”). The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC other than as described under Note 2 to the accompanying condensed financial statements.
Results of Operations
Results of operations for the three months ended March 31, 2011 and 2010 comprise six multi-tenant industrial business park properties in three major metropolitan areas. In the quarter ended March 31, 2011, we evaluated Zenith Drive Centre’s classification and concluded that it could no longer be classified as held-for-sale. Accordingly, we have reclassified Zenith Drive Centre as held as used in the three months ended March 31, 2011 and 2010 and recorded depreciation expense as though it been continuously classified as held as used.
The results of operations for the three months ended March 31, 2011 and 2010 are discussed below.
Three months ended March 31, 2011 and 2010
Rental revenues decreased to $0.6 million for the three months ended March 31, 2011 from $0.7 million for the comparable period of 2010, due to lower occupancy resulting from longer lease up periods of vacant units and higher concessions to attract and retain tenants as a result of the competitive market conditions, partially offset by existing tenant leases with rent escalations. Tenant reimbursements and other income were comparable for the three months ended March 31, 2011 and 2010.
Property operating and maintenance expenses decreased to $0.2 million for the three month period ended March 31, 2011 from $0.3 million for the comparable period of 2010. The decrease is primarily due to a lower allowance for bad debt charge, lower repairs and maintenance and lower refurbishment charges.
Property taxes for the three months ended March 31, 2011 were comparable to the corresponding period of 2010.
General and administrative expenses increased to approximately $0.2 million for the three months ended March 31, 2011 from approximately $0.1 million for the comparable period of 2010. The increase is primarily due to higher insurance costs and legal and other professional expenses and costs related to the proposed liquidation.

Depreciation and amortization expenses increased to approximately $0.3 million for the three months ended March 31, 2011 from approximately $0.2 million for the comparable period of 2010. The increase is due to an adjustment related to the reclassification of the Zenith property as held as used, partially offset by lower expense resulting from 2010 real estate impairments reducing depreciable basis and full amortization of intangible assets at two of our properties.
Other income for the three months ended March 31, 2011 decreased to $0 compared to approximately $51,000 for the comparable period in 2010. The 2010 amount included a refund of prior year property taxes while there was no such income in the 2011 period.
Liquidity and Capital Resources
As of March 31, 2011, we had approximately $3.9 million in cash and cash equivalents. We intend to use the existing cash balance for payment of operating expenses, capital improvements, tenant allowance, leasing commissions and debt repayment, including principal and interest. Cash in excess of these needs, if any, will be available for distribution to unit holders and or to repurchase units from unit holders.
Effective April 27, 2010, our operating agreement was amended to allow the managing member to cause us to incur debt financing, not to exceed ten percent of the capital contributions of all unit holders, to meet our operating expenses or to fund cash distributions declared and paid to members. To the extent that net cash generated by the properties is not sufficient to meet operating costs and pay cash distributions to our unit holders, we will endeavor to obtain additional financing or sell selected properties so that we can continue to operate the remaining properties and pay cash distributions.
In the event that our unit holders approve our proposed plan of liquidation, we expect to sell all of our assets during the six-month period following such approval. The plan of liquidation would authorize our managing member to create a reserve fund for the payment of unknown or contingent liabilities. In the event that we cannot dispose of our assets and pay or provide for our liabilities within six months after approval by our unit holders of the plan of liquidation, or if the managing member otherwise determines that it is advantageous to do so before the end of such six-month period, we may transfer our remaining assets and liabilities to a liquidating trust. If we transfer our assets to a liquidating trust, our unit holders will receive identical shares of beneficial interest in the liquidating trust. The liquidating trust would be managed by one or more trustees designated by the managing member and would continue the process of selling our assets and paying or providing for payment of our liabilities. Our managing member receives compensation from the Fund pursuant to our operating agreement. Upon approval of the liquidation plan, the maximum amount of fees that would be due to our managing member for disposing of our property interests would be $1.2 million. This maximum is based on the estimated maximum sales prices of our properties and the terms of the operating agreement. Actual fees paid may be lower. Any proceeds from the sale of our assets remaining after payment of our liabilities would be distributed to our unit holders and the other holders of shares of beneficial interest in the liquidating trust.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. As of March 31, 2011, a 1% increase or decrease in interest rates would not have a material effect on our interest income.
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

PART II — OTHER INFORMATION
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of May 2011.

CORNERSTONE REALTY FUND, LLC
By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

By:	CORNERSTONE VENTURES, INC.
its Manager

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)