Form 10-Q
period 2011-06-30
CORNERSTONE REALTY FUND LLC
filed 2011-08-15
CIK 1073149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	2
Condensed Statement of Net Assets as of June 30, 2011 (Liquidation Basis — unaudited)	3
Condensed Balance Sheet as of December 31, 2010 (Going Concern Basis — audited)	4
Condensed Statements of Operations for the Two and Five Months Ended May 31, 2011 (Going Concern Basis — unaudited) and for the Three and Six Months Ended June 30, 2010 (Going Concern Basis — unaudited)	5
Condensed Statement of Changes in Net Assets for the One Month Ended June 30, 2011 (Liquidation Basis — unaudited)	6
Condensed Statement of Members’ Equity for the Five Months Ended May 31, 2011 (Going Concern Basis — unaudited)	7
Condensed Statements of Cash Flows for the Five Months Ended May 31, 2011 and for the Six Months Ended June 30, 2010 (Going Concern Basis — unaudited)	8
Notes to Condensed Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Qualitative and Quantitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	19
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENT OF NET ASSETS
(Liquidation Basis)
As of June 30, 2011 (Unaudited)

June 30,
2011
ASSETS
Investment in real estate	$24,100,000
Cash and cash equivalents	3,429,000
Accounts receivable, net	40,000

Total assets	27,569,000

LIABILITIES
Accounts payable and accrued liabilities	523,000
Note payable	3,961,000
Liability for estimated costs in excess of estimated receipts during the liquidation period	802,000

Total liabilities	5,286,000

Net assets in liquidation	$22,283,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED BALANCE SHEET
(Going Concern Basis)
December 31, 2010

December 31, 2010
ASSETS

Cash and cash equivalents	$4,356,000
Investments in real estate
Land	9,593,000
Buildings and improvements, net	15,649,000
Intangible asset — in-place leases, net	104,000

25,346,000
Other assets
Tenant and other receivables, net	292,000
Prepaid expenses and other assets	19,000
Deferred financing cost, net	77,000
Leasing commissions, net	195,000

Total assets	$30,285,000

LIABILITIES AND MEMBERS’ CAPITAL

Liabilities
Accounts payable, accrued liabilities and prepaid rent	$157,000
Distributions payable	622,000
Real estate taxes payable	231,000
Tenant security deposits	254,000
Note payable	3,987,000

Total liabilities	5,251,000

Commitments and contingencies (Note 8)
Members’ capital (100,000 units authorized and issued as of December 31, 2010; 98,670 units outstanding as of December 31, 2010)	25,034,000

Total liabilities and members’ capital	$30,285,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Two and Five Months Ended May 31, 2011 (Going Concern Basis — unaudited) and for the Three and Six Months Ended June 30, 2010 (Going Concern Basis — unaudited)

	Two Months	Three Months	Five Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	June 30,	May 31,	June 30,
	2011	2010	2011	2010
Revenues:
Rental revenues	$436,000	$676,000	$1,054,000	$1,364,000
Tenant reimbursements and other income	114,000	165,000	291,000	324,000

	550,000	841,000	1,345,000	1,688,000
Expenses:
Property operating and maintenance	125,000	284,000	352,000	547,000
Property taxes	101,000	150,000	254,000	301,000
General and administrative	92,000	77,000	261,000	187,000
Depreciation and amortization	141,000	188,000	416,000	402,000
Impairment of real estate	—	560,000	—	560,000

	459,000	1,259,000	1,283,000	1,997,000

Other income	—	—	—	51,000
Interest expense	43,000	—	107,000	—

Net income (loss)	$48,000	$(418,000)	$(45,000)	$(258,000)

Net income (loss) allocable to managing member	$5,000	$(42,000)	$(5,000)	$(26,000)

Net income (loss) allocable to unit holders	$43,000	$(376,000)	$(40,000)	$(232,000)

Per unit amounts:
Basic and diluted net income (loss) allocable to unit holders	$0.44	$(3.81)	$(0.41)	$(2.35)

Basic and diluted weighted average number of units outstanding	98,457	98,670	98,627	98,746
The accompanying notes are an integral part of these interim financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENT OF CHANGES IN NET ASSETS
For the One Month Ended June 30, 2011
(Liquidation Basis — unaudited)

Net assets in liquidation, May 31, 2011	$22,283,000

Changes in net assets in liquidation:
Changes to the reserve for estimated costs during liquidation:
Operating income	(148,000)

Changes to the reserve for estimated costs during liquidation	(148,000)
Changes in fair value of assets and liabilities:
Change in fair value of real estate investments	—
Change in assets and liabilities due to activity in the reserve for estimated costs during liquidation	148,000

Net change in fair value	148,000

Change in net assets in liquidation	—

Net assets in liquidation, June 30, 2011	$22,283,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENT OF MEMBERS’ EQUITY
For the Five Months Ended May 31, 2011
(Going Concern Basis — unaudited)

	Number of
	Units	Total
BALANCE — December 31, 2010	98,670	$25,034,000
Distributions	—	(664,000)
Redemptions	213	(49,000)
Net loss	—	(45,000)

BALANCE — May 31, 2011	98,457	$24,276,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Five Months Ended May 31, 2011 and
the Six Months Ended June 30, 2010
(Going Concern Basis — unaudited)

	Five Months Ended	Six Months Ended
	May 31, 2011	June 30, 2010
OPERATING ACTIVITIES
Net loss	$(45,000)	$(258,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	11,000	—
Depreciation and amortization	416,000	402,000
Provision for bad debt	(4,000)	90,000
Impairment of real estate	—	560,000
Straight-line rent and amortization of acquired above/below market leases, net	21,000	(64,000)
Changes in operating assets and liabilities:
Tenant and other receivables, net	4,000	(64,000)
Prepaid expenses and other assets	(67,000)	(81,000)
Accounts payable, accrued liabilities and prepaid rent	123,000	(18,000)
Real estate taxes payable	(35,000)	(6,000)

Net cash provided by operating activities	424,000	561,000

INVESTING ACTIVITIES
Capital expenditures	(69,000)	(72,000)

Net cash used in investing activities	(69,000)	(72,000)

FINANCING ACTIVITIES
Repayment of note payable	(22,000)	—
Cash distributions to unit holders	(1,230,000)	(622,000)
Cash distributions to managing member	(56,000)	—
Units repurchased and retired	(49,000)	(49,000)

Net cash used in financing activities	(1,357,000)	(671,000)

Net decrease in cash and cash equivalents	(1,002,000)	(182,000)

Cash and cash equivalents at beginning of period	4,356,000	761,000

Cash and cash equivalents at end of period	$3,354,000	$579,000

Supplemental disclosure of non-cash financing and investing activities:
Cash paid for interest	$96,000	—
The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC
(a California Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Description of Business
Cornerstone Realty Fund, LLC, a California limited liability company (the “Fund”), was formed in October of 1998 to invest in multi-tenant business parks catering to small business tenants. As used in this report, “Fund”, “we,” “us” and “our” refer to Cornerstone Realty Fund, LLC except where the context otherwise requires.
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
Our interim unaudited condensed financial statements for the periods through May 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission on a going concern basis. As permitted by the SEC filing requirements for Form 10-Q, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. As outlined below, commencing on June 1, 2011 we adopted the liquidation basis of accounting.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the five months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
2. Plan of Liquidation
In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our managing member began the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our investors. Our managing member initiated the examination in 2011, rather than waiting until 2012 because of the inherent uncertainty of the future and our managing member’s view of (i) the current market conditions, (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), (iii) the possible need to reduce or suspend our distributions and (iv) the other factors discussed in more detail in the Definitive Proxy Statement as filed by the Fund with the SEC on April 1, 2011.
After a thorough analysis, consultation with a real estate broker specializing in multi-tenant industrial real estate in the geographical regions where our properties are located, and a targeted solicitation of bids for a potential sale of our portfolio, our managing member concluded that a liquidation of the Fund at this time will more likely produce greater returns within a reasonable period of time to our investors than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. On April 1, 2011, we filed a definitive proxy statement with the SEC to solicit unitholders’ approvals of our liquidation plan.
The plan of liquidation was approved by our unitholders on May 29, 2011. As a result, we adopted the liquidation basis of accounting as of June 1, 2011 and for all subsequent periods, as the results of operations for May 30 and 31, 2011 are not material to the financial results for the periods presented. The net assets in liquidation at June 1, 2011 would have resulted in liquidation distributions of approximately $226 per unit. The estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows. There can be no assurance about the amount of any liquidating distributions and it is possible that there might not be any funds available for liquidating distributions.

3. Summary of Significant Accounting Policies
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
Interim Financial Information
The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in conjunction with the rules and regulations of the SEC on a going concern basis and under the liquidation basis of accounting (adopted on June 1, 2011). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Our accompanying interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included on our 2010 Annual Report on Form 10-K, as filed with the SEC.
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
Our condensed balance sheet as of December 31, 2010 includes the following financial instruments: cash and cash equivalents, tenant and other receivables, prepaid expenses and other assets, accounts payable, accrued liabilities and prepaid rent, real estate taxes payable, tenant security deposits and a note payable. For all instruments noted except for the note payable, we consider the carrying values to be approximate fair value because of the short period of time between origination of the instruments and their expected payment. Prior to the adoption of liquidation basis accounting, the fair value of the note was $3.9 million, consistent with its carrying value.
Liquidation Basis of Accounting
As a result of the approval of our plan of liquidation by our unitholders, we adopted the liquidation basis of accounting as of June 1, 2011, and for all subsequent periods. Accordingly, on June 1, 2011, all assets were adjusted to their estimated net realizable value. Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying condensed statement of net assets in liquidation. Net assets in liquidation represents the estimated liquidation value of our assets available to our unitholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

     Since June 1, 2011, the date we adopted liquidation basis accounting, we continually evaluate the net realizable value of our existing portfolio, and adjust our liquidation value of the related assets and liabilities accordingly.
4. Reserve for Estimated Costs During Liquidation
Under the liquidation basis of accounting, we are required to estimate, and record as an asset, the cash flows from operations through the liquidation period and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash outflows from our estimated costs in excess of our the receipts during the liquidation period. Estimated amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the remaining liquidation period.
The change in the net liability for estimated disbursements in excess of estimated receipts during liquidation for the month ended June 30, 2011 is as follows:

	June 1,	Cash Payments	Change in	June 30,
	2011	and (Receipts)	Estimates	2011
Liabilities:
Estimated net inflows from operating activities	$157,000	$(161,000)	$	$(4,000)
Liabilities:
Liquidation costs	(70,000)	—	—	(70,000)
Reserve for second quarter 2011 distributions	(614,000)	—	—	(614,000)
Redemptions	(50,000)	—	—	(50,000)
Capital expenditures	(77,000)	13,000	—	(64,000)

	(811,000)	13,000	—	(798,000)

Total net liabilities for estimated disbursements in excess of estimated receipts during liquidation	$(654,000)	$(148,000)	$—	$(802,000)

5. Net Assets in Liquidation
The following is a reconciliation of total members’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 1, 2011 (the beginning net assets in liquidation):

Members’ equity at May 31, 2011 — going concern basis	$24,276,000

Decrease due to estimated net realizable value of operating properties	(961,000)
Decrease due to the write-off of other intangible assets and other liabilities	(378,000)
Reserve for estimated outflows during liquidation	(654,000)

Adjustment to reflect the change to the liquidation basis of accounting	(1,993,000)

Estimated value of net assets in liquidation at June 1, 2011	$22,283,000

We currently estimate, based on our net assets as of June 30, 2011, that net proceeds from liquidation will be $226 per unit. This estimate for liquidation distribution per member unit includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. Therefore, these projections could change materially based on the timing of any sale, the performance of the underlying assets and change in the underlying assumptions of the projected cash flow.

6. Real Estate Investments
     Our real estate investments are comprised of wholly owned real estate properties.
     We had no dispositions during the six months ended June 30, 2011 and twelve months ended December 31, 2011.
ASC 820-10 establishes a three-tiered fair value hierarchy that prioritizes valuation technique inputs. Level 1 inputs (“observable inputs”) are quoted prices in active markets for identical assets or liabilities and are given the highest priority. Level 2 inputs (“other observable input”) are either observable directly or through corroboration with observable market data. Level 3 inputs (“unobservable inputs”) are unobservable in the market, such as internally developed valuation models. As a result of our adoption of liquidation basis of accounting, as of June 30, 2011, we estimated the fair value of the investment in real estate, less estimated closing costs, to be $24.1 million on a recurring basis using Level 3 inputs based on a market approach valuation technique. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different.
7. Note Payable
On December 2, 2010, we entered into a $4.0 million loan agreement with Farmers & Merchants Bank of Long Beach. The loan matures on November 19, 2013 with no option to extend and bears interest at a fixed rate of 5.75% per annum. The terms of the loan require monthly payments of principal and interest. We may repay the loan, in whole or in part, on or before November 19, 2013 without any penalty. As of June 30, 2011 and December 31, 2010, we had an outstanding balance of approximately $4.0 million, under this loan agreement. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios and loan to value ratio. As of June 30, 2011, we were in compliance with all of these covenants.
We anticipate repaying our existing debt obligation with cash on hand and the proceeds from the sale of real estate assets. As of June 30, 2011 and December 31 2010, we had incurred net financing costs of $81,000. The financing costs have been capitalized and are being amortized over the life of the loan. For the five months ended May 31, 2011 and the six months ended June 30, 2010, $11,000 and, $0, respectively, of deferred financing costs were amortized and included in interest expense in the condensed statement of operations.
At June 1, 2011, we adjusted the carrying values of the outstanding notes to their estimated settlement amounts in the condensed consolidated statement of net assets.
The principal payments contractually due on the note payable for July 1, 2011 to December 31, 2011 and each of the subsequent years are as follows:

Principal
Year	Amount
July 1, 2011 to December 31, 2011	$26,000
2012	$54,000
2013	$3,881,000
2014	$—
2015	$—
We anticipate repaying the note upon sale of the real estate portfolio, and as a result the note payable may be repaid before its contractual maturity date.
8. Commitments and Contingencies
The Fund monitors its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Fund is not currently aware of any environmental liability with respect to the properties that would have a material effect on its financial condition, results of operations and cash flows. Further, the Fund is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Fund believes would require additional disclosure or the recording of an estimated obligation upon liquidation.
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
9. Concentration of Credit Risk
Financial instruments that potentially subject the Fund to a concentration of credit risk are primarily cash investments. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation (“SIPC”) protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of June 30, 2011, none of our depository accounts are in excess of the federal deposit insurance nor SIPC insured limits, as such, we do not have credit risks related to these depository accounts.

As of June 30, 2011, we owned four properties in the state of California, one property in the state of Arizona and one property in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the California economy.
10. Subsequent Events
In a Form 8-K filed on June 9, 2011, the Fund reported the execution of a purchase and sale agreement (the “Agreement”) with Birtcher Anderson Realty, LLC (the “Bidder”) to effect the sale of all the Fund’s real estate properties to the Bidder for a purchase price of approximately $26.4 million. Under the Agreement, the sale was scheduled to close on or before August 1, 2011, however, due to the Bidder’s inability to secure acceptable financing for the transaction, the parties agreed to terminate the Agreement effective as of July 1, 2011. The Company continues to work with various real estate brokers to qualify potential purchasers of its portfolio. We expect to effectuate the liquidation of our real estate portfolio by the end of 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2011 (liquidation basis) and financial position at December 31, 2010 (going concern basis), together with the statement of changes in net assets for the month ended June 30, 2011 (liquidation basis), the results of operations and cash flows for the two and five months ended May 31, 2011 (going concern basis) and three and three and six months ended June 30, 2010 (going concern basis), respectively.
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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital, interest rates; competition; supply and demand for operating properties in our current market areas; generally accepted accounting principles; the availability of buyers to acquire properties we make available for sale; the availability of financing; and the absence of material litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 and in light of the risks identified in the definitive proxy statement related to our proposed plan of liquidation dated April 1, 2011, as filed with the SEC.
Overview
Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our financial performance prior to liquidation, will depend, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.
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
After a thorough analysis, consultation with a real estate broker specializing in multi-tenant industrial real estate in the geographical regions where our properties are located, and a targeted solicitation of bids for a potential sale of our portfolio, our managing member has concluded that a liquidation of the Fund at this time will more likely produce superior returns within a reasonable period of time to our investors than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. On April 1, 2011, we filed a definitive proxy statement with the SEC to solicit unitholders’ approvals on our liquidation plan.
The plan of liquidation was approved by our unitholders on May 29, 2011.
Critical Accounting Policies
Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC other than as described under Note 3 to the accompanying condensed financial statements and below.
Liquidation Basis of Accounting
As a result of the approval of the plan of liquidation by our unitholders, we adopted the liquidation basis of accounting as of June 1, 2011, and for all subsequent periods. Accordingly, on June 1, 2011, assets were adjusted to their estimated net realizable values. Liabilities, including estimated costs associated with implementing and completing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unitholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.
Reserve for Estimated Costs during Liquidation
Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating costs in excess of cash inflows from our properties’ operations during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period.
The change in the net liability for estimated disbursements in excess of estimated receipts during liquidation for the first month ended June 30, 2011 is as follows:

	June 1,	Cash Payments	Change in	June 30,
	2011	and (Receipts)	Estimates	2011
Liabilities:
Estimated net inflows from operating activities	$157,000	$(161,000)	$—	$(4,000)
Liabilities:
Liquidation costs	(70,000)	—	—	(70,000)
Reserve for second quarter 2011 distributions	(614,000)	—	—	(614,000)
Redemptions	(50,000)	—	—	(50,000)
Capital expenditures	(77,000)	13,000	—	(64,000)

	(811,000)	13,000	—	(798,000)

Total net liabilities for estimated disbursements in excess of estimated receipts during liquidation	$(654,000)	$(148,000)	$—	$(802,000)

Net Assets in Liquidation
The following is a reconciliation of total members’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 1, 2011 (the beginning net assets in liquidation):

Members’ equity at May 31, 2011 — going concern basis	$24,276,000
Decrease due to estimated net realizable value of operating properties	(961,000)
Decrease due to the write-off of other intangible assets and other liabilities	(378,000)
Reserve for estimated outflows during liquidation	(654,000)

Adjustment to reflect the change to the liquidation basis of accounting	(1,993,000)

Estimated value of net assets in liquidation at June 1, 2011	$22,283,000

The net assets in liquidation at June 1, 2011 would have resulted in liquidation distributions of approximately $226 per unit. The estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows. There can be no assurance about the amount of any liquidating distributions and it is possible that there might not be any funds available for liquidating distributions.

Results of Operations
Results of operations for the two and five months ended May 31, 2011 and three and six months ended June 30, 2010 discussed below are comprised of six multi-tenant industrial business park properties in three major metropolitan areas. Due to the listing for sale of our properties and adoption of liquidation basis accounting as of June 1, 2011, our comparison of results of operations between periods is limited as the current year periods contain one fewer month than the corresponding prior year periods. The results of operations are discussed below.
Comparison of the Two Months Ended May 31, 2011 and the Three Months Ended June 30, 2010
Operating results for the two periods, after adjustment for the difference in the number of months presented, were comparable, except as discussed below.
Property operating and maintenance expenses for the two months ended May 31, 2011 was $0.1 million compared to $0.3 million for the three months ended June 30, 2010, due in part to a lower allowance for bad debt in the 2011 period.
General and administrative expenses for the two months ended May 31, 2011 was $92,000 compared to $77,000 for the three months ended June 30, 2010. The 2011 was due in part to higher professional fees and insurance costs.
Impairment of real estate for the for the two months ended May 31, 2011 was $0 compared to $0.6 million the three months ended June 30, 2010. For the three months ended June 30, 2010 we recognized an impairment charge for our Paramount property. For the two months ended May 31, 2011, no impairment charge was recorded. However, as of May 31, 2011, as part of the conversion to liquidation accounting, we adjusted our properties to fair value, less estimated costs to sell, with the corresponding charge to net assets in liquidation.
Interest expense for the two months ended May 31, 2011 was $43,000 compared to $0 for the three months ended June 30, 2010. The increase was due to borrowing under the loan agreement entered into in the fourth quarter of 2010.
Comparison of the Five Months Ended May 31, 2011 and the Six Months Ended June 30, 2010
Operating results for the two periods, after adjustment for the difference in the number of months presented, were comparable, except as discussed below.
Rental revenues for the five months ended May 31, 2011 were $1.3 million compared to $1.7 million the six months ended June 30, 2010. The decrease was partially due to lower occupancy resulting from longer lease up periods of vacant units, lower market lease rates and higher concessions to attract and retain tenants as a result of the competitive market conditions.
Property operating and maintenance expenses for the five months ended May 31, 2011 was $0.4 million compared to $0.5 million for the six months ended June 30, 2010. The decrease is primarily due in part to a lower allowance for bad debt in the 2011 period.
General and administrative expenses for the five months ended May 31, 2011 was $0.3 million compared to $0.2 million for the six months ended June 30, 2010. The 2011 increase was due in part to higher professional fees and insurance costs..
Depreciation and amortization expenses for the five months ended May 31, 2011 was $0.4 million compared to $0.4 million the six months ended June 30, 2010. The increase was partially due to catch up depreciation recorded in the first quarter of 2011 for an asset held for sale in 2010.
Impairment of real estate for the for the five months ended May 31, 2011 was $0 compared to $0.6 million the five months ended June 30, 2010. For the five months ended June 30, 2010 we recognized an impairment charge for our Paramount property. For the five months ended May 31, 2011, no impairment charge was recorded. However, as of May 31, 2011, as part of the conversion to liquidation accounting, we adjusted our properties to fair value, less estimated costs to sell, with the corresponding charge to net assets in liquidation.
Interest expense for the five months ended May 31, 2011 was $0.1 million compared to $0 for the five months ended June 30, 2010. The increase was due to borrowing under the loan agreement entered into in the fourth quarter of 2010.

Liquidity and Capital Resources
As of June 30, 2011, our net assets in liquidation were approximately $22.2 million. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our assets will be adequate to pay our obligations: however, we cannot provide any assurance with respect to the prices we will receive for the disposition of our assets or the net proceeds there from. In anticipation of our liquidation, our unit repurchase program was suspended effective July 31, 2011.
The plan of liquation provides that a liquidating distribution be made to our members as determined by the Managing Member. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2011.
Our managing member receives compensation from the Fund pursuant to our operating agreement. The maximum amount of fees that would be due to our managing member for disposing of our property interests would be $1.2 million. This maximum is based on the estimated maximum sales prices of our properties and the terms of the operating agreement. Actual fees paid may be lower.
We anticipate, but cannot assure, that our cash flow from operations will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures and debt service payments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. As of June 30, 2011, a 1% increase or decrease in interest rates would not have a material effect on our interest income.
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
PART II — OTHER INFORMATION
Item 5. Other Information
In a Form 8-K filed on June 9, 2011, the Fund reported the execution of a purchase and sale agreement (the “Agreement”) with Birtcher Anderson Realty, LLC (the “Bidder”) to effect the sale of all the Fund’s real estate properties to the Bidder for a purchase price of approximately $26.4 million. Under the Agreement, the sale was scheduled to close on or before August 1, 2011, however, due to the Bidder’s inability to secure acceptable financing for the transaction, the parties agreed to terminate the Agreement effective as of July 1, 2011.

Item 6. Exhibits

10.1	Purchase and Sale Agreement dated June 7, 2011 by and between the Company and Birtcher Anderson Realty, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Cash Flows.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August 2011.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)