Form 10-Q
period 2011-09-30
CORNERSTONE REALTY FUND LLC
filed 2011-11-14
CIK 1073149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Statement of Net Assets as of September 30, 2011 (Liquidation Basis — unaudited)	3
Condensed Balance Sheet as of December 31, 2010 (Going Concern Basis — unaudited)	4
Condensed Statements of Operations for the Five Months Ended May 31, 2011 (Going Concern Basis — unaudited) and for the Three and Nine Months Ended September 30, 2010 (Going Concern Basis — unaudited)	5
Condensed Statement of Changes in Net Assets for the Three and Four Months Ended September 30, 2011 (Liquidation Basis — unaudited)	6
Condensed Statement of Members’ Equity for the Five Months Ended May 31, 2011 (Going Concern Basis — unaudited)	7
Condensed Statements of Cash Flows for the Five Months Ended May 31, 2011 and for the Nine Months Ended September 30, 2010 (Going Concern Basis — unaudited)	8
Notes to Condensed Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Qualitative and Quantitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENT OF NET ASSETS

(Liquidation Basis)

As of September 30, 2011 (Unaudited)

September 30, 2011
ASSETS
Investment in real estate	$23,013,000
Cash and cash equivalents	3,195,000

Total assets	26,208,000

LIABILITIES
Accounts payable and accrued liabilities	409,000
Note payable	3,949,000
Liability for estimated costs in excess of estimated receipts during the liquidation period	441,000

Total liabilities	4,799,000

Net assets in liquidation	$21,409,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED BALANCE SHEET

(Going Concern Basis)

December 31, 2010 (Unaudited)

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

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF OPERATIONS

For the Five Months Ended May 31, 2011 (Going Concern Basis — unaudited) and for the Three and Nine Months Ended September 30, 2010 (Going Concern Basis — unaudited)

	Five Months Ended May 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2010	2010
Revenues:
Rental revenues	$1,054,000	$579,000	$1,785,000
Tenant reimbursements and other income	291,000	128,000	364,000

	1,345,000	707,000	2,149,000
Expenses:
Property operating and maintenance	352,000	213,000	642,000
Property taxes	254,000	112,000	334,000
General and administrative	261,000	59,000	246,000
Depreciation and amortization	416,000	202,000	589,000
Impairment of real estate	—	—	560,000

	1,283,000	586,000	2,371,000

Interest expense	107,000	—	—

Income (loss) from continuing operations	(45,000)	121,000	(222,000)

Income (loss) from discontinued operations	—	56,000	141,000

Net income (loss)	$(45,000)	$177,000	$(81,000)

Net income (loss) allocable to managing member
From continuing operations	$(5,000)	$12,000	$(22,000)
From discontinued operations	—	6,000	14,000

	$(5,000)	$18,000	$(8,000)

Net income (loss) allocable to unit holders
From continuing operations	$(40,000)	$109,000	$(200,000)
From discontinued operations	—	50,000	127,000

	$(40,000)	$159,000	$(73,000)

Per unit amounts:
Basic and diluted net income (loss) from continuing operations allocable to unit holders	$(0.41)	$1.10	$(2.03)
Basic and diluted net income (loss) from discontinued operations allocable to unit holders	$—	$0.51	$1.29

Basic and diluted weighted average number of units outstanding	98,627	98,670	98,725

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

For the Three and Four Months Ended September 30, 2011

(Liquidation Basis — unaudited)

	Three Months Ended September 30,	Four Months Ended September 30,
	2011	2011
Net assets in liquidation, beginning of period	$22,283,000	$22,283,000
Changes in net assets in liquidation:
Changes to the liability for estimated costs in excess of estimated receipts during the liquidation period:
Net (inflows) outflows from operating activities	(532,000)	(693,000)
Quarterly distributions to unit holders	614,000	614,000
Capital expenditures	16,000	29,000
Disbursement of redemptions	50,000	50,000
Change in estimated liquidation reserve	213,000	213,000

Changes to the liability for estimated costs in excess of estimated receipts during the liquidation period	361,000	213,000
Changes in net realizable value of assets and liabilities:
Change in net realizable value of real estate investments	(1,087,000)	(1,087,000)
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during the liquidation period	(148,000)	—

Change in net assets in liquidation	(874,000)	(874,000)

Net assets in liquidation, end of period	$21,409,000	$21,409,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENT OF MEMBERS’ EQUITY

For the Five Months Ended May 31, 2011

(Going Concern Basis — unaudited)

	Number of Units	Total
BALANCE — December 31, 2010	98,670	$25,034,000
Distributions	—	(664,000)
Redemptions	(213)	(49,000)
Net loss	—	(45,000)

BALANCE — May 31, 2011	98,457	$24,276,000

The accompanying notes are an integral part of these condensed financial statements.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Five Months Ended May 31, 2011 and

the Nine Months Ended September 30, 2010

(Going Concern Basis — unaudited)

	Five Months Ended May 31, 2011	Nine Months Ended September 30, 2010
OPERATING ACTIVITIES
Net loss	$(45,000)	$(81,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	11,000	—
Depreciation and amortization	416,000	604,000
Provision for bad debt	(4,000)	148,000
Impairment of real estate	—	560,000
Straight-line rent and amortization of acquired above/below market leases, net	21,000	(34,000)
Changes in operating assets and liabilities:
Tenant and other receivables, net	4,000	(104,000)
Prepaid expenses and other assets	(67,000)	(84,000)
Accounts payable, accrued liabilities and prepaid rent	123,000	(41,000)
Real estate taxes payable	(35,000)	146,000
Tenant security deposits	—	(10,000)

Net cash provided by operating activities	424,000	1,104,000

INVESTING ACTIVITIES
Capital expenditures	(69,000)	(127,000)

Net cash used in investing activities	(69,000)	(127,000)

FINANCING ACTIVITIES
Repayment of note payable	(22,000)	—
Cash distributions to unit holders	(1,230,000)	(623,000)
Cash distributions to managing member	(56,000)	—
Units repurchased and retired	(49,000)	(49,000)
Deferred financing costs	—	(16,000)

Net cash used in financing activities	(1,357,000)	(688,000)

Net (decrease) increase in cash and cash equivalents	(1,002,000)	289,000

Cash and cash equivalents at beginning of period	4,356,000	761,000

Cash and cash equivalents at end of period	$3,354,000	$1,050,000

Supplemental disclosure of non-cash financing and investing activities:
Cash paid for interest	$96,000	$—
Accrued additions to real estate	$—	$(5,000)

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

Our interim unaudited condensed financial statements for the periods through May 31, 2011 (prepared under the going-concern basis of accounting) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission on a going concern basis. Our accompanying interim unaudited condensed financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position for the interim periods. The condensed financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. As outlined below, commencing on June 1, 2011 we adopted the liquidation basis of accounting.

2. Plan of Liquidation

In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our managing member began the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our investors. Our managing member initiated the examination in early 2011, rather than waiting until 2012 because of the inherent uncertainty of the future and our managing member’s view of (i) current market conditions, (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), (iii) the need to reduce or suspend our distributions and (iv) the other factors discussed in more detail in the Definitive Proxy Statement as filed by the Fund with the SEC on April 1, 2011.

After a thorough analysis, consultation with a real estate broker specializing in multi-tenant industrial real estate in the geographical regions where our properties are located, and a targeted solicitation of bids for a potential sale of our portfolio, our managing member concluded that a liquidation of the Fund at this time will more likely produce greater returns for our investors within a reasonable period of time than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. On April 1, 2011, we filed a definitive proxy statement with the SEC to disclose our plan to solicit unitholders’ approval of our liquidation plan.

The plan of liquidation was approved by our unitholders on May 29, 2011. As a result, we adopted the liquidation basis of accounting as of June 1, 2011 and for all subsequent periods, as the results of operations for May 30 and 31, 2011 were not material to the financial results for the periods presented. The net assets in liquidation at September 30, 2011 would have resulted in liquidation distributions of approximately $217 per unit. The estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows. There can be no assurance about the amount of any liquidating distributions and it is possible that there might not be any funds available for liquidating distributions. Additionally, our managing member receives compensation from the Fund pursuant to our operating agreement. The maximum amount of fees that would be due to our managing member for disposing of our property interests, based on the current estimated maximum sales prices of our properties and the terms of the operating agreement, would be $1.1 million. Actual fees paid may be lower or higher than this estimate.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

On June 7, 2011, we became obligated under a purchase and sale agreement in connection with the liquidation of the Fund’s real estate properties by Birtcher Anderson Realty, LLC, for a purchase price of $26.4 million. Under the Agreement, the sale was scheduled to close on or before August 1, 2011, however, due to the bidder’s inability to secure acceptable financing for the transaction, the parties agreed to terminate the Agreement effective as of July 1, 2011.

On September 8, 2011, we became obligated under a purchase and sale agreement in connection with the sale of the Fund’s real estate properties by Rexford Industrial Fund V, L.P. for a purchase price of $25.1 million. Except with respect to specific contingencies, the buyer does not have the right to terminate the agreement without our consent. On October 11, 2011, the purchase agreement was amended to adjust the purchase price to $24.7 million and extend the property inspection period for one property. Additionally, on November 7, 2011, the purchase agreement was amended to extend the property inspection period for one property to November 14, 2011 and extend the closing date to November 29, 2011. All other contingencies were deemed to be satisfied or waived.

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

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

Financial assets and liabilities measured at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices in active markets for identical instruments.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

Assets and liabilities measured at fair value are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified as a level 3 instrument.

We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Our condensed balance sheet as of December 31, 2010 includes the following financial instruments: cash and cash equivalents, tenant and other receivables, prepaid expenses and other assets, accounts payable, accrued liabilities and prepaid rent, distributions payable, real estate taxes payable, tenant security deposits and a note payable. For all instruments noted except for the note payable, we considered the carrying values to approximate fair value because of the short period of time between origination of the instruments and their expected payment. As of December 31, 2010 (prior to the adoption of liquidation-basis accounting) the fair value of the note was $4.0 million, consistent with its carrying value.

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unitholders, we adopted the liquidation basis of accounting as of June 1, 2011, and for all subsequent periods. Accordingly, on June 1, 2011, all assets were adjusted to their estimated net realizable value. Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertain timing of and cash flows from the anticipated sales, operating cash flows may differ materially from amounts estimated. These amounts are presented in the accompanying condensed statement of net assets in liquidation. Net assets in liquidation represents the estimated liquidation value of our assets available to our unitholders upon liquidation. The actual amounts realized for assets and actual settlement amounts of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

Since June 1, 2011, the date we adopted liquidation basis accounting, we continually evaluate the net realizable value of our existing portfolio, and adjust our liquidation value of the related assets and liabilities accordingly.

4. Liability for Estimated Costs in Excess of Estimated Receipts During the Liquidation Period

Under the liquidation basis of accounting, we are required to estimate, and record as an asset, the cash flows from operations through the liquidation period and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash outflows from our estimated costs in excess of our receipts during the liquidation period. Estimated amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the remaining liquidation period.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

The change in the net liability for estimated disbursements in excess of estimated receipts during liquidation for the four months ended September 30, 2011 is as follows:

	June 1, 2011	Cash Payments and (Receipts)	Change in Estimates	September 30, 2011

Estimated net (inflows) outflows from operating activities	$157,000	$(693,000)	$298,000	$(238,000)
Liabilities:
Liquidation costs	(70,000)	—	(85,000)	(155,000)
Reserve for second quarter 2011 distributions	(614,000)	614,000	—	—
Redemptions	(50,000)	50,000	—	—
Capital expenditures	(77,000)	29,000	—	(48,000)

	(811,000)	693,000	(85,000)	(203,000)

Total net liabilities for estimated disbursements in excess of estimated receipts during liquidation	$(654,000)	$—	$213,000	$(441,000)

5. Net Assets in Liquidation

The following is a reconciliation of total members’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of June 1, 2011 (the adoption of the liquidation basis of accounting):

Members’ equity at May 31, 2011 — going concern basis	$24,276,000

Decrease due to change in estimated net realizable value of operating properties	(961,000)
Decrease due to the write-off of other intangible assets and other liabilities	(378,000)
Reserve for estimated outflows during liquidation	(654,000)

Adjustment to reflect the change to the liquidation basis of accounting	(1,993,000)

Estimated value of net assets in liquidation at June 1, 2011	$22,283,000

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

We currently estimate, based on our net assets as of September 30, 2011, that net proceeds from liquidation will be $217 per unit. This estimate for liquidation distribution per member unit includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. Therefore, these projections could change materially based on the timing of any sale, the performance of the underlying assets and change in the underlying assumptions of the projected cash flow.

6. Real Estate Investments

Our real estate investments are comprised of wholly owned real estate properties.

We had no acquisitions or dispositions during the nine months ended September 30, 2011 and twelve months ended December 31, 2010.

As of September 30, 2011, we estimated the net realizable value of the investment in real estate, less estimated closing costs, to be $23.0 million by applying Level 2 inputs (an offer to purchase) to a market approach valuation technique. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different.

7. Note Payable

On December 2, 2010, we entered into a $4.0 million loan agreement with Farmers & Merchants Bank of Long Beach. The loan matures on November 19, 2013 with no option to extend and bears interest at a fixed rate of 5.75% per annum. The terms of the loan require monthly payments of principal and interest. We may repay the loan, in whole or in part, on or before November 19, 2013 without any penalty. As of September 30, 2011 and December 31, 2010, we had an outstanding balance of $3.9 million and $4.0 million, respectively, under this loan agreement. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios and loan to value ratio. As of September 30, 2011, we were in compliance with all of these covenants.

We anticipate repaying our existing debt obligation with cash on hand and the proceeds from the sale of real estate assets. As of September 30, 2011 and December 31 2010, we had incurred net financing costs of $81,000. The financing costs were capitalized and were being amortized over the life of the loan. Upon our adoption of liquidation basis accounting on June 1, 2011, we wrote off the remaining capitalized financing costs. For the five months ended May 31, 2011 and the nine months ended September 30, 2010, $11,000 and, $0, respectively, of deferred financing costs were amortized and included in interest expense in the condensed statement of operations.

At June 1, 2011, we adjusted the carrying value of the outstanding note to its estimated settlement amount in the condensed consolidated statement of net assets.

The principal payments contractually due on the note payable for October 1, 2011 to December 31, 2011 and each of the subsequent years are as follows:

Year	Principal Amount
October 1, 2011 to December 31, 2011	$13,000
2012	$54,000
2013	$3,882,000
2014	$—
2015	$—

We anticipate repaying the note upon sale of the real estate portfolio, and as a result the note payable may be repaid before its contractual maturity date.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

8. Commitments and Contingencies

The Fund monitors its properties for the presence of hazardous and toxic substances. While there can be no assurance that a material environmental liability does not exist, the Fund is not currently aware of any environmental liability with respect to the properties that would have a material effect on its financial condition, results of operations or cash flows. Further, the Fund is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Fund believes would require additional disclosure or the recording of an estimated obligation upon liquidation.

The Fund’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Fund’s net assets in liquidation. The Fund is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Fund which, if the outcome were to be unfavorable to the Fund, would have a material adverse effect on its net assets in liquidation.

9. Concentration of Credit Risk

Financial instruments that potentially subject the Fund to a concentration of credit risk are primarily cash investments. Cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that made permanent the $250,000 limit for federal deposit insurance, increased the cash limit of Securities Investor Protection Corporation (“SIPC”) protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of September 30, 2011, none of our depository accounts are in excess of the insured limits and, as such, we do not have credit risks related to these depository accounts.

As of September 30, 2011, we owned four properties in California, one property in Arizona and one property in Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the California economy.

10. Subsequent Events

Other than the amendment to the purchase and sale agreement (as discussed in Note 2), no significant events have occurred subsequent to our balance sheet date that require further disclosure or adjustment to our balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2011 (liquidation basis) and financial position at December 31, 2010 (going concern basis), together with the statement of changes in net assets for the three and four months ended September 30, 2011 (liquidation basis), the results of operations and cash flows for the five months ended May 31, 2011 (going concern basis) and nine months ended September 30, 2010 (going concern basis), respectively.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; interest rates; competition; supply and demand for operating properties in our current market areas;

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

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

Overview

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. As of June 1, 2011, we adopted the liquidation basis of accounting for all subsequent periods. Our financial performance prior to liquidation, depended, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Plan of liquidation

In anticipation of the Fund’s scheduled dissolution date of December 31, 2012, our managing member began the process of evaluating strategic alternatives for winding up the Fund in order to maximize overall returns for our investors. Our managing member initiated the examination in 2011, rather than waiting until 2012 because of the inherent uncertainty of the future and our managing member’s view of (i) current market conditions, (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), (iii) the possible need to reduce or suspend our distributions and (iv) the other factors discussed in more detail in the Definitive Proxy Statement as filed by the Fund with the SEC on April 1, 2011.

After a thorough analysis, consultation with a real estate broker specializing in multi-tenant industrial real estate in the geographical regions where our properties are located, and a targeted solicitation of bids for a potential sale of our portfolio, our managing member has concluded that a liquidation of the Fund at this time will more likely produce superior returns to our investors within a reasonable period of time than other potential exit strategies reasonably available to us, including waiting until 2012 to complete a liquidation. On April 1, 2011, we filed a definitive proxy statement with the SEC to disclose our plan to solicit unitholders’ approval of our liquidation plan.

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

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC other than the adoption of the liquidation basis of accounting as described under Notes 2 and 3 to the accompanying condensed financial statements and below.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

Liquidation Basis of Accounting

As a result of the approval of the plan of liquidation by our unitholders, we adopted the liquidation basis of accounting as of June 1, 2011, and for all subsequent periods. Accordingly, on June 1, 2011, assets were adjusted to their estimated net realizable values. Liabilities, including estimated costs associated with implementing and completing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unitholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated. In particular, the estimates of our costs will vary with the length of time necessary to complete the plan of liquidation and our ability to maintain the occupancy levels of our properties. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

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

The change in the net liability for estimated disbursements in excess of estimated receipts during liquidation for the three months ended September 30, 2011 is as follows:

	June 1, 2011	Cash Payments and (Receipts)	Change in Estimates	September 30, 2011
Assets:
Estimated net inflows from operating activities	$157,000	$(693,000)	$298,000	$(238,000)
Liabilities:
Liquidation costs	(70,000)	—	(85,000)	(155,000)
Reserve for second quarter 2011 distributions	(614,000)	614,000	—	—
Redemptions	(50,000)	50,000	—	—
Capital expenditures	(77,000)	29,000	—	(48,000)

	(811,000)	693,000	(85,000)	(203,000)

Total net liabilities for estimated disbursements in excess of estimated receipts during liquidation	$(654,000)	$—	$213,000	$(441,000)

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

Net Assets in Liquidation

The following is a reconciliation of net assets in liquidation under the liquidation basis of accounting from June 1, 2011 (the adoption of liquidation-basis accounting) to September 30, 2011:

Estimated value of net assets in liquidation at June 1, 2011	$22,283,000

Decrease due to estimated net realizable value of operating properties	(1,087,000)
Increase due to change in estimated inflows, net during liquidation	213,000

Adjustment to reflect the change to the liquidation basis of accounting	(874,000)

Estimated value of net assets in liquidation at September 30, 2011	$21,409,000

The net assets in liquidation at September 30, 2011 would have resulted in liquidation distributions of approximately $217 per unit. The estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows. There can be no assurance about the amount of any liquidating distributions and it is possible that there might not be any funds available for liquidating distributions.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

Changes in Net Assets in Liquidation

Three and Four Months Ended September 30, 2011

Net assets in liquidations decreased $0.9 million for the three and four months ended September 30, 2011. The $0.9 million decrease is primarily due to a price decrease of $1.1 million on the property portfolio partially offset by the collection of the $0.2 million of cash receipts from operations beyond what was projected in the second quarter of 2011.

Liquidity and Capital Resources

As of September 30, 2011, our net assets in liquidation were $21.4 million. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our assets will be adequate to pay our obligations; however, we cannot provide any assurance with respect to the prices we will receive for the disposition of our assets or the net proceeds therefrom. In anticipation of our liquidation, our unit repurchase program was suspended effective July 31, 2011.

The plan of liquation provides that a liquidating distribution be made to our members as determined by the Managing Member. Although we can provide no assurances, we currently expect that the liquidation will be completed by December 31, 2011.

Our managing member receives compensation from the Fund pursuant to our operating agreement. The maximum amount of fees that would be due to our managing member for disposing of our property interests, based on the current estimated maximum sales prices of our properties and the terms of the operating agreement, would be $1.1 million. Actual fees paid may be lower or higher than this estimate.

We anticipate, but cannot assure, that our cash flow from operations will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures and debt service payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We may invest our cash and cash equivalents in government backed securities and FDIC insured savings accounts which, by their nature, are subject to interest rate fluctuations. As of September 30, 2011, a 1% increase or decrease in interest rates would not have a material effect on our interest income.

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

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

There have been no changes to our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE REALTY FUND, LLC

(a California Limited Liability Company)

PART II — OTHER INFORMATION

Item 5. Other Information

In a Form 8-K filed on September 12, 2011, the Fund reported the execution of a purchase and sale agreement (the “Agreement”) with Rexford Industrial Fund V, L.P. (the “Bidder”) to effect the sale of all the Fund’s real estate properties to the Bidder for a purchase price of approximately $25.1 million. Under the Agreement, the sale was scheduled to close on or before October 14, 2011. However, through an amendment to the purchase and sale agreement dated October 11, 2011, the property inspection period was extended to October 31, 2011 and the purchase price has been reduced to $24.7 million. Additionally, on November 7, 2011, the purchase agreement was amended to extend the property inspection period to November 14, 2011 and extend the closing date to November 29, 2011.

Item 6. Exhibits

10.1	Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2011.

10.2	First Amendment to Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P.

10.3	Second Amendment to Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P.

10.4	Third Amendment to Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P.

10.5	Fourth Amendment to Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P.

10.6	Fifth Amendment to Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P.

10.7	Sixth Amendment to Purchase and Sale Agreement dated September 1, 2011 by and between the Company and Rexford Industrial Fund V, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2011.

CORNERSTONE REALTY FUND, LLC

By:	CORNERSTONE INDUSTRIAL PROPERTIES, LLC
its Managing Member

	By:	CORNERSTONE VENTURES, INC.
its Manager

		By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, President
(Principal Executive Officer)

		By:	/s/ SHARON C. KAISER
Sharon C. Kaiser,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)